Form 10-K/A
period 1995-06-30
NETWORKS ELECTRONIC CORP
filed 1995-11-06
CIK 71106

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                 ANNUAL REPORT

                        PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1995            COMMISSION FILE NUMBER 0-1817

                           NETWORKS ELECTRONIC CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               CALIFORNIA                          95-1770469
    (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)          IDENTIFICATION NUMBER)

          9750 DE SOTO AVENUE
         CHATSWORTH, CALIFORNIA                       91311
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (818) 341-0440

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                   WHICH REGISTERED
                  NONE                                NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK $0.25 PAR VALUE
                                 TITLE OF CLASS

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION
13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH
SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                             YES  /X/       NO  / /

    THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK (BASED ON THE CLOSING SALES PRICE
OF THESE SHARES ON SEPTEMBER 29, 1995) HELD BY NONAFFILIATES OF THE REGISTRANT WAS $892,078.

    THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $.25 PAR VALUE, WAS 1,596,221 AT
SEPTEMBER 29, 1995.

--------------------------------------------------------------------------------
                                     PART I

ITEM 1. BUSINESS

Principal Business

The Principal business of Networks Electronic Corp., hereinafter called the "Company" or "Networks", is the design, fabrication, assembly and sale of high technology components for aerospace and U.S. Government defense prime contractors. The Company was incorporated in the State of California in October 1953. The Company operates two divisions: (1) U.S. Bearing Division whose products are spherical, self-aligned, self-lubricating and specialized bearings used chiefly in the aerospace industry, and (2) Ordnance Division whose products include miniaturized electro-pyrotechnic devices such as switches, initiator-igniters for missile subsystems, thermal relay switches, and glass-to-metal seals used solely in the defense and aerospace industries. The products of each division are sold by Company-employed sales engineers and representatives to domestic and overseas customers.

Competition

The Company encounters varied degrees of competition depending upon the division involved. The Bearing Division sells its product lines in competitive markets, on the basis of a combination of price, delivery, and product quality. Many of the Division's competitors are divisions or segments of large diversified companies with financial resources greater than those of Networks. The Ordnance Division sells its products on a less competitive basis than does the Bearing Division, although they do compete with about 4-6 ordnance component manufacturers similar in size and capacity to Networks' Ordnance Division. The Company's two divisions sell a number of products for which they are the sole source. See section entitled "Patents."

Customer Dependency

The Company is not entirely dependent upon any single customer.

Its Bearing Division manufactures specialized bearings for sale to the defense and aerospace industries either directly to the U.S. Government or to Government prime contractors, such as: Rockwell International, McDonnell Douglas and Lockheed Martin. Only the Department of Defense (46%) and Industria Engineering (11%) contributed 10% or more of the Bearing Division's revenues during the fiscal year ended June 30, 1995.

The Ordnance Division of the Company manufactures electro-pyrotechnic devices for the defense and aerospace industries. Its products are sold to a few prime contractors such as: Eagle-Picher Industries and Hughes Aircraft, Defense, and Missile Systems. These customers accounted for 45%, and 17%, respectively, of the Ordnance Division's revenues for the fiscal year ended June 30, 1995. No other customer accounted for 10% or more of the Ordnance Division's revenues.

Backlog

The Company's backlog of unfilled orders at June 30, 1995 was approximately $2,800,000, compared with $2,000,000 at June 30, 1994.

Raw Materials

The principal raw materials used by the Company are readily available from many sources. However, the Company is dependent upon the ability of its suppliers to meet raw material specification requirements, quality standards, and delivery schedules in order to fulfill the Company's commitments to its customers. To date, the Company has not experienced any shortages of raw materials nor has it stockpiled a significant amount of raw materials in anticipation of shortages.

Patents

Although the Company does have a substantial number of patents, it depends primarily upon technical know-how, product technology and service to its customers to protect its position.

Research and Development

During the last three fiscal years, the Company has engaged in limited Company-sponsored research and development activities. The estimated amount spent during the years ended June 30, 1995, 1994, and 1993 on such activities was approximately $2,000, $24,000, and $9,000, respectively.

Environmental Contingent Liabilities

Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had no adverse effect on capital expenditures, earnings or the competitive position of the Company since the previous year.

Employees

At June 30, 1995, the Company had approximately 59 employees, as compared with 50 at June 30, 1994.

Material Changes in Business

There have been no material changes in business done by the Company since the previous year.

Lines of Business

The Company has been engaged in more than one line of business during its last five fiscal years.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Corporate Summary of Results by Division (In Thousands)

                                                               1995     1994       1993       1992     1991
------------------------------------------------------------------------------------------------------------
Bearing Division:
  Sales*                                                      $1,895   $1,530     $3,067     $4,346   $6,743
  Pretax income (loss)**                                       1,117     (398)    (1,407)      (224)     825
  Identifiable assets                                          2,133    1,759      2,399      3,639    4,560
Ordnance Division:
  Sales*                                                       1,112    1,253      1,543      2,249    1,425
  Pretax income (loss)**                                         633     (146)      (173)       157     (382)
  Identifiable assets                                          1,042      844      1,283      1,845    1,922
Capital expenditures of each segment:
  Bearings                                                        28        2         37         34      149
  Ordnance                                                        17        3          7          6        4

 *No intersegment sales.
**Does not include interest expense in any of the five years presented.

--------------------------------------------------------------------------------

Parents

Mr. Mihai D. Patrichi was the beneficial owner (directly or indirectly) of 895,053 shares of the Company's common stock, which represented approximately 56% of the Company's outstanding voting securities (common stock only) as of June 30, 1994. By reason of his ownership of such common stock, Mr. Patrichi was deemed to be a parent of the Company for the purposes of the Securities Act of 1934, as amended. When he passed away November 1, 1994, 790,383 of these shares entered his estate, and are to be distributed to his heirs. After distribution of these shares, his daughter, Ileana Wachtel, will beneficially own 173,353 shares (approximately 10.9%) and his son, Radu Patrichi, will beneficially own 171,457 shares (approximately 10.7%). There is no such other person who owns 10% or more of the Company's common stock, and who might be deemed a "parent" of the Company.

ITEM 2. PROPERTIES

The Company's administrative, engineering and manufacturing activities are all carried on from an 85,000 square foot building located on 7.25 acres of land in a light industrial area of Chatsworth, California. The Company also owns a residential condominium in Orlando, Florida, which is not used in the business and which the Company is currently attempting to sell.

ITEM 3. LEGAL PROCEEDINGS

See Note 16 of the notes to financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

--------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Price Range of Common Stock

The following table shows the range of transaction prices for trades of the common stock in the over-the-counter market for the fiscal quarters indicated, as reported by NASDAQ, the National Quotation Bureau, and the OTC electronic bulletin board.

--------------------------------------------------------

YEAR                               HIGH     LOW
-----------------------------------------------
1993
  1st Quarter                       2 3/8   1 3/8
  2nd Quarter                       1 3/4   0 3/4
  3rd Quarter                       1 3/4   1
  4th Quarter                       1 3/4   0 1/8(#)
1994 (##)
  1st Quarter                       0 5/16  0 1/16
  2nd Quarter                       0 5/16  0 1/16
  3rd Quarter                       0 5/16  0 1/16
  4th Quarter                       0 5/16  0 1/16
1995 (##)
  1st Quarter                       0 1/4   0 1/16
  2nd Quarter                       0 3/16  0 1/16
  3rd Quarter                       0 7/16  0 1/16
  4th Quarter                       0 5/8   0 1/16

------------
 (#) Quote provided by the National Quotation Bureau.
(##) Quotes obtained from the OTC Electronic Board System.

Networks Electronic Corp. stock was formerly listed on NASDAQ, the over-the-counter market, as NWRK. As of May 7, 1993, the stock has been quoted on the OTC electronic bulletin board.

------------------------------------------------------------

                               APPROXIMATE NUMBER OF
                               RECORD HOLDERS (AS OF
    TITLE OF CLASS              SEPTEMBER 29, 1995)
-----------------------------------------------------
Common stock, $.25 par value            984*

------------
* Included in the number of stockholders of record are shares held in "nominee" or "street" name.

------------------------------------------------------------

Dividends

The Company has never paid cash dividends on its common stock. During each of the years ended June 30, 1993 and 1992, respectively, a 5% common stock dividend was declared and distributed to stockholders. No common stock dividends were declared during the years ended June 30, 1995 and 1994. Payment of future dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on retained earnings, capital requirements and the operating and financial condition of the Company.

--------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA
        FIVE-YEAR FINANCIAL HISTORY
(In thousands of dollars except per share data)

--------------------------------------------------------------------------------

                                                                       YEARS ENDED JUNE 30,
                                                       ----------------------------------------------------
                                                        1995       1994        1993        1992       1991
-----------------------------------------------------------------------------------------------------------
Operations
  Sales                                                $3,007     $ 2,783     $ 4,610     $6,595     $8,168
                                                       ------     -------     -------     ------     ------
  Net income (loss)                                     1,767        (800)     (1,885)       260         67
                                                       ------     -------      ------     ------     ------
  Net income (loss) per common share                     1.11        (.50)      (1.18)      (.16)*      .04**
                                                       ------     -------      ------     ------     ------
Financial position

  Working capital (deficiency)                         $1,128     $(1,004)    $(2,173)    $ (659)    $1,550
                                                       ------     -------     -------     ------     ------
  Stockholders' equity (deficit)                          (32)     (1,877)       (887)       991      1,270
                                                       ------     -------      ------     ------     ------
  Total assets                                          3,175       2,603       3,682      5,484      6,482
                                                       ------     -------      ------     ------     ------
  Long-term debt                                        2,327       1,966          25         26      2,226
                                                       ------     -------      ------     ------     ------

  No cash dividends have been paid or accrued during the past five years.

----------

 * Restated to reflect a 5% common stock dividend issued during the year ended June 30, 1993.
** Restated to reflect 5% common stock dividends issued during the years ended
   June 30, 1993 and 1992.
Reference is made to the financial statements and notes thereto included elsewhere herein.
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

1995 and 1994

Results of Operations
A number of factors converged in November 1994 as the Company's manufacturing operations reached a low ebb. The lingering devastation caused by the Northridge Earthquake continued to affect the Bearing Division through the idling of a large portion of the plant. The chapter 11 bankruptcy filing hurt relationships with important vendors, who required COD payments when shipping essential materials, thereby delaying production, curtailing revenue generation, and depleting the Company's liquid asset base. Furthermore, on November 1, 1994 the Company's founder and board chairman, Mihai Patrichi, passed away.

Coincident with the court affirmation of the Company's chapter 11 reorganization plan, a new management team came on board and implemented a three-phase plan to bring the Company back to profitability. With the help of a $152,000 loan, the Company began the first phase of it business plan, the survival phase, by jump-starting production and accelerating the shipping of its existing backlog. In the months ahead the Company was successful in achieving the phase's goals - that of reaching an operational break-even point and avoiding the foreclosure of the Company's Chatsworth property by the bank.

In looking at the Company's overall revenue picture, sales improved by approximately 8% to $3,007,000 during the year ended June 30, 1995 from $2,783,000 in 1994. Most notably, however, under the new management team, approximately $1,863,000 (62%) of sales for the 1995 year occurred during the six month period between January 1, 1995 and June 30, 1995, which also represented an increase of approximately $620,000 from the comparable six month period of the prior year.

The Company still felt the effects of cutbacks in defense spending and the aerospace industry. In spite of these pressures, the Company's combined backlog increased about 40% to approximately $2,800,000 at June 30, 1995 from $2,000,000 at June 30, 1994, boosted in large measure by management's efforts to revive past relationships.

The Company continued with its austerity program in compliance with its chapter 11 reorganization plan, reducing its general, administrative and selling expenses by approximately 51% ($560,000) from amounts incurred in the 1994 year. Almost $400,000 of this reduction reflected considerable savings in legal costs due to the winding down of court filings related to the Company's chapter 11 status, as well as a significant decline in staff payroll expenses, primarily in the executive compensation area. These cost reductions were seen as principal factors behind the Company reporting its first operating profit in four years during the year ended June 30, 1995, in the amount of approximately $47,000. This return to profitability, in fact, marked the entrance by the Company into the stabilization phase (i.e., second phase) of its long range business plan. Other objectives in this phase include the continuing service of debt and staff wage normalization.

Although costs and fees associated with the Company's chapter 11 reorganization should continue to decrease, the overall downward trend in general and administrative expenses is expected to reverse in the upcoming fiscal year. The Company plans to change its focus by concen-

--------------------------------------------------------------------------------

trating on expanding its book-to-bill ratio and its market share in both divisions through the addition of sales personnel. The anticipated increase in sales volume over the year ahead should, in turn, fuel the need for new administration positions. Also, the cost of hiring a full-time CEO and the ongoing process of normalizing staff wages will impact operations to a greater degree during the year ending June 30, 1996.

Interest expense was approximately 6% lower in 1995 than that of the previous year and approximately 15% lower than 1993 levels. The rate of decline was smaller in 1995, because a reduction in average aggregate borrowings was largely offset by a higher effective interest rate on the Company's mortgage note. As the Company continues to pay down its mortgage and related party debt, net interest expense should continue to decrease, so long as the interest rate environment remains positive and no unfavorable debt contingencies occur (see discussion of pension plan funding waiver request below). During the year ending June 30, 1996, the Company plans to fully repair the damage caused to its Chatsworth building by the Northridge Earthquake. An $800,000 commitment from the Community Redevelopment Agency, received for this purpose, is comprised of a $680,000 interest-free loan and a $120,000 grant.

A series of non-recurring income items contributed approximately $1,700,000 to pre-tax income during 1995. Specifically, the Company had a lawsuit judgment reduced from approximately $820,000 to $53,000 and settled other litigation at or below expected amounts. The Company also sold raw land in Palm Desert for approximately $581,000, resulting in a pre-tax profit of about $537,000, and its insurance carrier agreed to settle claims arising from the Northridge Earthquake for approximately $385,000. Although these items will not be repeated next year, they did serve to immensely improve the Company's financial condition and liquidity.

In emerging from bankruptcy, the Company is aware that it must develop new strategies if it is to be successful. In this regard, it is undertaking new projects in the Ordnance Division which will more efficiently utilize Company resources. The Company believes that its Bearing Division is well positioned to take advantage of the fact that replacement of existing aircraft parts (including bearing assemblies) should begin to increase at an accelerated pace, as industry inventories have now been reduced to historically low levels through delayed re-stocking by users.

The final phase of management's three phase plan is the growth phase. Once operations have attained a stabilized level of production and profitability, hopefully within two years, the Company will employ more of its resources toward new product development. Additionally, once its north building is repaired, the Company is considering leasing portions of the premises, which should greatly enhance future cash flows.

Financial Condition
The Company had working capital of approximately $1,128,000 at June 30, 1995 as compared to a working capital deficit of approximately $1,004,000 at June 30, 1994, which represented a turnaround of $2,132,000. The marked improvement was primarily due to the non-recurring items discussed above, plus the reclassification of approximately $383,000 of the Company's pension plan obligation as a long-term liability. Most importantly, the Company had a current ratio greater than 2.0 at June 30, 1995, providing a comfortable cushion with which to meet its short term obligations. With the Community Development Agency loan commitment, management believes that the company can generate enough earnings to meet medium term financing needs.

One caveat here pertains to the Company's pension plan contributions, which are currently set at $2,400 per month ($28,800 per year) in accordance with the chapter 11 reorganization plan. The IRS minimum funding standard requires the current year's annual contribution to be approximately $240,000. The Company has recently applied for a waiver from the IRS to defer payment of the full minimum funding standard amount by amortizing it over a five year period. Although the Company's cash reserves subsequent to June 30, 1995 have climbed to over $300,000, due to collections of a receivable relating to the aforementioned insurance claim and a recent time and materials billing, failure of the IRS to grant the pension plan waiver could inevitably result in the Company having to obtain new short-term financing which, in all probability, would have the immediate consequence of deflecting the Company from its course of recovery.

1994 and 1993

Results of Operations
The Company's sales declined by approximately 40% to $2,783,000 during the year ended June 30, 1994 from $4,610,000 in 1993, with the Bearing Division suffering a 50% decline and the Ordnance Division a 19% decrease. Overall profit margins increased 27% in fiscal 1994 from 11% the previous year, due primarily to better management and control of production costs in the Bearing Division, which saw margins jump to 25% from (3)% the year before. However, substantially reduced sales volume was such that large operating losses were still sustained. The Northridge Earthquake in January 1994 impacted the Bearing operations to a significant degree, resulting in repairs and idle plant overhead costs totalling almost $275,000 during the year. Structural damage to the building caused the Company to move production to another part of the plant.

--------------------------------------------------------------------------------

The Company still felt the effects of cutbacks in defense spending and the cancellation of a large Bearing contract by the Air Force in February of 1993. Accordingly, the Company continued with its austerity program, reducing its general, administrative and selling expenses by 13% ($168,000) from amounts incurred in the 1993 year.

Financial Condition
The Company had a working capital deficit of $1,004,000 at June 30, 1994 as compared to a deficit of $2,173,000 at June 30, 1993, which represented an improvement of $1,169,000. Although the Company incurred a net loss of $800,000 during the year ended June 30, 1994, it was finally able to come to terms with its bank on a new financing arrangement (as part of its chapter 11 reorganization plan), allowing for the reclassification of approximately $1,940,000 in debt from short-term to long-term.

ITEM 8.  FINANCIAL STATEMENTS
         INDEX

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Certified Public Accountant                                                   8
Balance Sheets -- Assets                                                                            9
Balance Sheets -- Liabilities and Stockholders' Deficiency in Assets                                9
Statements of Operations                                                                           10
Statement of Stockholders' Equity (Deficiency in Assets)                                           10
Statements of Cash Flows                                                                           11
Notes to the Financial Statements                                                                  12

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

I have audited the accompanying balance sheets of Networks Electronic Corp. as of June 30, 1995 and 1994 and the related statements of operations, stockholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended June 30, 1995. My audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Corporation's management. My responsibility is to express an opinion on these financial statements and financial statement schedules based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, such financial statements present fairly, in all material respects, the financial position of Networks Electronic Corp. as of June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in my opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                          /s/  HURLEY & COMPANY
                                                          ---------------------
                                                               HURLEY & COMPANY

September 15, 1995
Granada Hills, California

--------------------------------------------------------------------------------

NETWORKS ELECTRONIC CORP.
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                       JUNE 30,
                                                                              --------------------------
Assets                                                                            1995           1994
--------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  117,494     $  164,786
                                                                               ----------     ----------
  Receivables:
     Trade accounts receivable                                                    543,984        460,114
     Less allowance for doubtful accounts                                           5,000          5,000
                                                                               ----------     ----------
                                                                                  538,984        455,114
                                                                               ----------     ----------
  Receivable from officer                                                          27,228         25,370
  Receivable from insurance company                                               234,687              -
  Other receivables                                                                 5,500              -
  Inventories, less reserve for obsolescence of $150,000 and $224,000,
     respectively                                                               1,061,946        849,251
  Prepaid expenses and deposits                                                     8,040         15,450
  Deferred income taxes                                                            15,096              -
                                                                               ----------     ----------
          Total current assets                                                  2,008,975      1,509,971
                                                                               ----------     ----------
INVESTMENT IN UNIMPROVED LAND, AT COST                                                  -         43,596
                                                                               ----------     ----------
PROPERTY AND EQUIPMENT, AT COST:
  Land                                                                            131,773        131,773
  Buildings and improvements                                                    1,994,439      1,955,772
  Machinery and equipment                                                       4,345,213      4,474,029
                                                                               ----------     ----------
                                                                                6,471,425      6,561,574
          Less accumulated depreciation                                         5,553,265      5,511,953
                                                                               ----------     ----------
                                                                                  918,160      1,049,621
                                                                               ----------     ----------
DEFERRED INCOME TAXES, NON-CURRENT PORTION                                        248,306              -
                                                                               ----------     ----------
                                                                               $3,175,441     $2,603,188
                                                                               ==========     ==========
Liabilities and Stockholders' Deficiency in Assets
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt                       $  121,953     $  691,767
  Note payable, related party -- current portion                                   50,667              -
  Accounts payable                                                                417,773        255,440
  Customer advances and deposits                                                   11,585         21,551
  Curr. portion of pre-petition debt:
     Adjudication award payable                                                    52,525        819,651
     Accrued pension liability                                                     28,800        483,612
     Other payables                                                                20,000              -
  Accrued income taxes payable                                                      6,276              -
  Other accrued expenses                                                          171,608        242,104
                                                                               ----------     ----------
          Total current liabilities                                               881,187      2,514,125
                                                                               ----------     ----------
LONG-TERM DEBT:
  Long-term debt, less current maturities                                       1,863,363      1,965,653
  Note payable, related party                                                      80,222              -
  Long-term portion of accrued pension liability                                  382,931              -
                                                                               ----------     ----------
COMMITMENTS AND CONTINGENCIES (NOTES 12 AND 16)                                         -              -
                                                                               ----------     ----------
STOCKHOLDERS' DEFICIENCY IN ASSETS:
  Common stock -- par value $.25 per share; authorized 10,000,000 shares,
     issued and outstanding 1,596,221 shares in 1995 and 1994, respectively       399,055        399,055
  Additional paid-in capital                                                      285,672        285,672
  Accumulated deficit                                                            (604,318)    (2,371,232)
  Pension liability adjustment                                                   (112,671)      (190,085)
                                                                               ----------     ----------
          Total stockholders' deficiency in assets                                (32,262)    (1,876,590)
                                                                               ----------     ----------
                                                                               $3,175,441     $2,603,188
                                                                               ==========     ==========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

NETWORKS ELECTRONIC CORP.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                            YEARS ENDED JUNE 30,
                                                                  ----------------------------------------
                                                                     1995           1994           1993
----------------------------------------------------------------------------------------------------------
SALES                                                             $3,007,473     $2,783,065     $4,609,826
COST OF SALES                                                      2,421,310      2,043,834      4,121,948
                                                                  ----------     ----------     ----------
       GROSS PROFIT                                                  586,163        739,231        487,878
SELLING, ADMINISTRATIVE AND OTHER                                    539,523      1,099,795      1,268,103
                                                                  ----------     ----------     ----------
       OPERATING INCOME (LOSS)                                        46,640       (360,564)      (780,225)
                                                                  ----------     ----------     ----------
OTHER INCOME (EXPENSE):
  Interest expense                                                  (239,661)      (255,013)      (281,450)
  Reduction of jury award                                            726,126              -              -
  Assessment of jury award                                                 -              -       (819,651)
  Gain on disposition of assets                                      545,007              -              -
  Insurance and legal settlements                                    384,687         80,000              -
  Earthquake expense                                                       -       (273,498)             -
  Other, net                                                           6,789         10,330         19,400
                                                                  ----------     ----------     ----------
                                                                   1,463,948       (438,181)    (1,081,701)
                                                                  ----------     ----------     ----------
       INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)         1,510,588       (798,745)    (1,861,926)
INCOME TAX PROVISION (BENEFIT)                                      (256,326)           800         23,072
                                                                  ----------     ----------     ----------
       NET INCOME (LOSS)                                          $1,766,914     $ (799,545)   $(1,884,998)
                                                                  ==========     ==========    ===========
NET INCOME (LOSS) PER SHARE                                       $     1.11     $     (.50)    $    (1.18)
                                                                  ==========     ==========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                                1,596,221      1,596,221      1,598,498
                                                                  ==========     ==========     ==========

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Years Ended June 30, 1995, 1994, and 1993

                                                                             RETAINED
                                                              ADDITIONAL     EARNINGS
                                           COMMON STOCK        PAID-IN     (ACCUMULATED   ADJUSTMENTS
                                        SHARES      AMOUNT     CAPITAL       DEFICIT)      TO EQUITY       TOTAL
                                      ----------   --------   ----------   -----------    -----------   -----------
Balance, July 1, 1992                  1,526,559   $381,640   $  200,521    $  428,154     $ (19,108)   $   991,207
  Net loss                                     -          -            -    (1,884,998)            -     (1,884,998)
  Common stock purchased                  (6,900)    (1,725)     (10,552)            -             -        (12,277)
  Common stock dividend issued            76,562     19,140       95,703      (114,843)            -              -
  Pension liability adjustment                 -          -            -             -        19,108         19,108
                                       ---------   --------    ---------    ----------     ---------    -----------
Balance, June 30, 1993                 1,596,221    399,055      285,672    (1,571,687)            -       (886,960)
  Net loss                                     -          -            -      (799,545)            -       (799,545)
  Pension liability adjustment                 -          -            -             -      (190,085)      (190,085)
                                       ---------   --------   ----------    ----------     ---------    -----------
Balance, June 30, 1994                 1,596,221    399,055      285,672    (2,371,232)     (190,085)    (1,876,590)
  Net income                                   -          -            -     1,766,914             -      1,766,914
  Pension liability adjustment                 -          -            -             -        77,414         77,414
                                       ---------   --------   ----------    ----------     ---------    -----------
Balance, June 30, 1995                 1,596,221   $399,055   $  285,672    $ (604,318)    $(112,671)   $   (32,262)
                                       =========   ========   ==========    ==========     =========     ==========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

NETWORKS ELECTRONIC CORP.
STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                           YEARS ENDED JUNE 30,
                                                               -------------------------------------------
                                                                    1995           1994           1993
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $ 1,766,914     $(799,545)    $(1,884,998)
                                                                 -----------     ---------     -----------
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operations:
     Noncash items included in net income (loss):
       Depreciation and amortization                                 176,048       222,184         296,191
       Deferred income taxes                                        (263,402)            -          48,447
       Gain on disposition of assets                                (545,007)            -               -
     Changes in:
       Accounts receivable and refundable income taxes              (325,915)      206,863         669,403
       Inventories                                                  (212,695)      249,234         678,820
       Prepaid expenses and deposits                                   7,410        29,996          (7,455)
       Accounts payable and accrued expenses                        (643,480)       (7,416)        818,296
       Customer advances and deposits                                 (9,966)     (260,874)        282,425
                                                                  ----------     ---------      ----------
  Total adjustments                                               (1,817,007)      439,987       2,786,127
                                                                  ----------     ---------      ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (50,093)     (359,558)        901,129
                                                                  ----------     ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                               (44,587)       (4,935)        (44,170)
  Proceeds from disposition of assets                                588,603             -               -
                                                                  ----------     ---------      ----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        544,016        (4,935)        (44,170)
                                                                  ----------     ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Credit line pay-off                                               (570,000)            -               -
  Mortgage debt reduction                                           (121,766)      (12,015)       (817,756)
  Proceeds from revolving line of credit and long-term
     borrowings                                                       19,662           900               -
  Proceeds from note payable, related party                          152,000             -               -
  Payment on note payable, related party                             (21,111)            -               -
  Purchase of common stock of the Company                                  -             -         (12,277)
                                                                 -----------    ----------     -----------
          NET CASH USED IN FINANCING ACTIVITIES                     (541,215)      (11,115)       (830,033)
                                                                 -----------    ----------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (47,292)     (375,608)         26,926
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       164,786       540,394         513,468
                                                                 -----------     ---------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $   117,494     $ 164,786     $   540,394
                                                                 ===========     =========     ===========

----------

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

In the fiscal year ended June 30, 1995, the Company reduced an additional minimum pension liability previously recognized (representing the excess of the accumulated benefit obligation over the fair value of plan assets and liabilities already accrued) by $77,414 and increased stockholders' equity for the same amount.

In the fiscal year ended June 30, 1994, the Company recognized an additional minimum pension liability in the amount of $190,085 by reducing stockholders' equity for the same amount.

In the fiscal year ended June 30, 1993, the Company reversed an additional minimum pension liability in the amount of $170,203 that had been previously recorded along with an intangible asset of $151,095 and a charge to stockholders' equity of $19,108. The liability represented the excess of the accumulated benefit obligation over the fair value of plan assets and liabilities accrued at June 30, 1992.

--------------------------------------------------------------------------------

NETWORKS ELECTRONIC CORP.
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less. Substantially all cash is on deposit with one financial institution.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Depreciation is computed by using the declining-balance and straight-line methods over the estimated service lives of the assets which range from three years for tooling to forty years for the building. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and improvements are capitalized. Deduction is made for retirements resulting from renewals or improvements.

Income Taxes

Deferred income taxes are provided for the estimated tax effects of timing differences between financial and taxable income with respect to depreciation, pension costs, California franchise tax, reserve for inventory obsolescence, capitalized inventory costs, and other items. During the year ended June 30, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The cumulative effect of implementing SFAS No. 109 was not material.

Pension Plan

The Company funds accrued pension costs on its noncontributory pension plan covering substantially all employees. Unrecognized prior service cost, previously amortized over thirty years, was expensed in the year ended June 30, 1993, due to the fact that participants' accrued benefits under the plan were frozen as of August 31, 1992. (See Note 9).

Net Income (Loss) Per Share

Net income (loss) per share has been computed based on the weighted average common shares outstanding during each year.

Research and Development

Research and development expenditures are expensed in the period incurred.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the current year's presentation.

2.  BASIS OF PRESENTATION AND
    PROCEEDINGS UNDER CHAPTER 11
On July 8, 1993 ("the petition date"), Networks Electronic Corp. filed a voluntary petition for reorganization under chapter 11 of the United States Bankruptcy Code ("chapter 11") in the United States Bankruptcy Court for the Central District of California and has been operating its business as a debtor-in-possession, subject to the supervision of the Bankruptcy Court. The chapter 11 filing was the result of a cash shortfall resulting from the Company's inability to refinance its bank term note and credit line, as well as meet its immediate litigation liability arising from a jury verdict rendered in June, 1993 (See Notes 5 and 16).

The order confirming the Company's plan for reorganization was entered on November 9, 1994, contemplating full repayment of all pre-petition liabilities (totalling approximately $1,200,000) over a twelve year period. Additionally, the Company's term note was extended for six years.

The Company's financial statements for the year ended June 30, 1994 were prepared on a going concern basis, assuming continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, due to the continuing losses from operations, such realization of assets and liquidation of liabilities were subject to uncertainty, raising substantial doubt about the Company's continued existence.

Such concerns have been alleviated during the fiscal year ended June 30, 1995. The Company has continued to adhere to its reorganization plan; and management, under its new chief executive officer, has succeeded in generating positive operating income during the full year for the first time since 1991. A positive cash flow trend is also developing, whereby the Company has begun to build up its depleted cash reserves. Furthermore, the Company has received a favorable adjudication ruling, effectively reducing its obligation on the 1993 jury award by more than $750,000. Other litigation issues have been settled, as well, and total liabilities are now more than $1,200,000 below June 30, 1994. Overall, these improved circumstances are sufficient to remove the uncertainty sur-

NETWORKS ELECTRONIC CORP.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

rounding the Company's ability to function as a going concern.

3.  INVENTORIES
Inventories consisted of:

                                               JUNE 30,
                                       ------------------------
                                              1995         1994
---------------------------------------------------------------
Raw materials                           $  162,352   $  151,778
Work in process                            574,006      476,594
Finished goods and components              491,810      531,866
                                        ----------   ----------
                                         1,228,168    1,160,238
  Less applied against customer
    deposit                                (16,222)     (86,987)
  Less reserve for obsolescence           (150,000)    (224,000)
                                        ----------   ----------
                                        $1,061,946   $  849,251
                                        ==========   ==========

4.  LONG-TERM DEBT, NOTES PAYABLE
Long-term debt and notes payable consisted of the following:

                                               JUNE 30,
                                       ------------------------
                                              1995         1994
---------------------------------------------------------------
Note payable to bank on line of
  credit, secured by deed of trust on
  land and building, payable interest
  only at a reference rate (8.75% at
  pay-off date). Note paid in full in
  September 1994 (See Notes 5 and 14)   $        -   $  570,000
Note payable to bank, secured by deed
  of trust on land and building,
  principal payable in monthly
  installments of $10,000 through June
  2000, with interest payable monthly
  at a reference rate (11.25% at June
  30, 1995)
  (See Note 5)                           1,942,528    2,062,528
Note payable to bank, secured by real
  estate, payable in monthly
  installments of $348 (including
  interest at 10% per annum) through
  September 2003                            23,126       24,892
Note payable to Community
  Redevelopment Agency, ("CRA"),
  noninterest bearing, secured by real
  estate, no principal payments
  required through June 1996, at which
  time the Note is to be converted
  into a long-term CRA construction
  loan                                      19,662            -
                                        ----------   ----------
                                         1,985,316    2,657,420
    Less current maturities                121,953      691,767
                                        ----------   ----------
                                        $1,863,363   $1,965,653
                                        ==========   ==========

Maturities of long-term debt in each of the next five years are as follows:

              Year ending June 30,:
                 1996      $  121,953
                 1997         122,000
                 1998         122,000
                 1999         123,000
                 2000       1,465,528
               Thereafter      30,835
                           ----------
                           $1,985,316
                           ==========

5.  CREDIT AGREEMENTS
The Company's original bank line of credit agreement, established in January 1990, was secured by a trust deed on the Company's land and building and provided for short term borrowings of up to $3,000,000, with interest payable at the bank's prime rate. The bank modified the terms of the loan in 1992 and raised the interest rate to the bank's prime rate plus one percent, with no further advances on the unused portion of the line to be allowed. The Company paid off the remaining outstanding balance of the line totalling $570,000 in September 1994.

The Company reached a new agreement with its bank, as confirmed by the Company's plan for reorganization entered on November 9, 1994. The new terms include the payment of interest at the bank's reference rate plus 2.25% (currently 11.25%), $10,000 per month principal payments until maturity, and a balloon payment of $1,342,528 in June 2000. Additionally, in the event of default, the entire outstanding principal balance of the note will become immediately due and payable and will bear interest equal to 4 percentage points above the applicable interest rate as defined above.

The Los Angeles City Council approved the funding of $800,000 through the Community Redevelopment Agency for the rehabilitation of the damaged building at the Chatsworth site. The damage was sustained as a result of the Northridge Earthquake in January 1994. Of the total commitment, 15% ($120,000) is a grant and 85% ($680,000) is an interest-free loan to be repaid over 20 years, beginning 5 years from the date of the loan. A predevelopment loan agreement was entered into on June 21, 1995 in the amount of $98,925, to pay the Company's costs incurred in preparing construction drawings and related documents, as well as in obtaining necessary approvals and permits. At June 30, 1995, total advances on this predevelopment loan agreement were $19,662.

No interest is being charged on the loan, and it is expected that the outstanding principal balance will roll over into the full $680,000 loan package once the loan contract is finalized.

The Company's average aggregate borrowings were $2,217,000, $2,658,000 and $3,047,000 at weighted average interest rates of 10.7%, 9.6% and 9.2% in 1995, 1994, and 1993, respectively. The average aggregate borrowings and weighted average interest rate computations include a note payable to a related party during the year ended June 30, 1995. Interest paid amounted to $242,196, $252,640, and $281,694 during the fiscal years ended June 30, 1995, 1994, and 1993, respectively.

NETWORKS ELECTRONIC CORP.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

6.  NOTE PAYABLE, RELATED PARTY
In January 1995, the Company received a $152,000 loan from the estate of its former president and chief executive officer, secured by specific machinery and equipment. The loan is being repaid in equal monthly principal installments of $4,222 (plus interest at 10%) over a three year period. A loan fee of $2,000 was charged to consummate the transaction, and interest paid on the note through June 30, 1995 amounted to $6,230. The outstanding loan balance at June 30, 1995 was as follows:

Total loan outstanding                               $130,889
Less current portion                                   50,667
                                                     --------
Long-term portion                                    $ 80,222
                                                     ========
The debt matures as follows:
  Year ending June 30,:
    1996                                             $ 50,667
    1997                                               50,667
    1998                                               29,555
                                                     --------
                                                     $130,889
                                                     ========

7.  STOCK OPTION PLAN
The Company has a qualified stock option plan under which options to purchase up to an aggregate of 185,200 shares of the Company's common stock may be granted to key employees at a price not less than the fair market value at the date of grant. Options issued under this plan will expire unless exercised within five years of the grant date. During the year ended June 30, 1993, the Company issued 20,000 stock options (10,000 each) under this plan to an officer and director, exercisable at a price of $1.00 per share. If not exercised, these options will expire on May 13, 1998.
During the year ended June 30, 1995, the Company's Board of Directors awarded 75,000 fully vested stock options to its chief executive officer, exercisable at a price of $0.1875 per share, and 2,500 additional stock options (500 each) to five other key employees, exercisable at a price of $.25 per share. The exercise price, in each instance, corresponded to the mid-point of the closing bid and ask price of the Company's common stock on the date of grant, which was November 1, 1994 for the chief executive officer's options and March 31, 1995 for the other key employees' options. The options awarded to the five key employees will fully vest after three years of continuous employment. The options will all be issued in conformity with a new or modified stock option plan and will expire if not exercised within five years from the date of grant.

No other options are currently outstanding nor have any been previously granted.

8.  INCOME TAXES
Income taxes (benefits) consisted of the following:

                                       YEARS ENDED JUNE 30,
                                    ---------------------------
                                      1995      1994     1993
---------------------------------------------------------------
Federal income tax (benefit)        $(161,591)  $  -   $(21,358)
California franchise tax (benefit)    (94,735)   800     44,430
                                    ---------   ----   --------
                                    $(256,326)  $800   $ 23,072
                                    =========   ====   ========
Current                             $   7,076   $800   $(25,375)
Deferred                             (263,402)     -     48,447
                                    ---------   ----   --------
                                    $(256,326)  $800   $ 23,072
                                    =========   ====   ========

The differences between the effective income tax rate and the statutory federal income tax rate are as follows:

                                     YEARS ENDED JUNE 30,
                               ---------------------------------
                                 1995        1994        1993
----------------------------------------------------------------
Computed statutory federal
  income tax (benefit)         $ 513,600   $(271,573)  $(633,055)
Increases (decreases)
  resulting from:
  California franchise tax,
    net of federal tax
    benefit                       93,727         528      (4,176)
  Rate differential due to
    utilization of federal
    NOL carryback to prior
    year at lower effective
    tax rate                           -           -      11,750
  Valuation allowance, due to
    unlikelihood of future
    realization of deferred
    tax benefit                 (864,802)    270,464     647,196
  Other                            1,149       1,381       1,357
                               ---------   ---------   ---------
  Income tax provision
   (benefit)                   $(256,326)  $     800   $  23,072
                               =========   =========   =========

Net income taxes paid (refunded) amounted to $800, $(34,814), and $(224,302) during the fiscal years ended June 30, 1995, 1994, and 1993, respectively.

The Company's current income tax provision (benefit) is based on current period taxable income (loss). The deferred income tax provision (benefit) is based on the temporary differences between the book basis and tax basis of assets and liabilities at the end of each year and the expected reversal of those differences. The deferred

NETWORKS ELECTRONIC CORP.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

tax provision (benefit) in 1995, 1994, and 1993 is as follows:

                                     YEARS ENDED JUNE 30,
                               ---------------------------------
                                 1995        1994        1993
----------------------------------------------------------------
Change in temporary
  difference:
Depreciation                   $ (11,959)  $ (27,076)  $ (42,537)
Inventory obsolescence            32,042     (25,980)    (71,012)
Pension plan                       1,761      15,604     (98,750)
Litigation                       347,321     (15,155)   (354,909)
Other                               (510)     (4,010)       (404)
Accrued vacation and sick
  leave                           (4,008)      2,258      14,268
Uniform capitalization            17,910         904      18,350
Alternative minimum tax
  credits                         (6,276)          -       9,820
California franchise tax         (47,600)     53,734     135,536
Utilization of federal and
  California NOL
  carryforwards                  272,719           -           -
Benefit of federal and
  California NOL
  carryforwards                        -    (270,743)   (209,111)
Valuation allowance, due to
  unlikelihood of future
  realization                   (864,802)    270,464     647,196
                               ---------   ---------   ---------
Deferred inc. tax provision
 (benefit)                     $(263,402)  $       -   $  48,447
                               =========   =========   =========

At June 30, 1995 the Company had an unused federal net operating loss carryforward of approximately $610,000, expiring in the year ending June 30, 2009. Also at June 30, 1995, the Company had an unused California net operating loss carryforward of approximately $840,000, with $490,000 expiring in the year ending June 30, 1998 and the balance of $350,000 expiring in the year ending June 30, 1999.

Additionally, the Company has a federal general business credit carryover of approximately $21,000 expiring in the year ending June 30, 2007, and a California tax credit carryover of approximately $12,500, with $4,000 expiring in the year ending June 30, 2006 and the remaining $8,500 expiring in the year ending June 30, 2007.

Significant components of the Company's deferred tax liabilities and assets at June 30, 1995 are:

------------------------------------------------------------
Liabilities
  Depreciable property, plant and equipment         $  64,146
  California franchise tax                             49,754
                                                    ---------
  Gross deferred tax liabilities                      113,900
                                                    ---------
Assets
  Inventory                                            85,050
  Accounts receivable                                   2,165
  Pension plan                                        120,140
  Other employee benefits                              21,216
  Litigation                                           22,743
  Alternative minimum tax credits                       6,276
  Other tax credits                                    33,481
  NOL carryforwards                                   282,585
  Other                                                 3,646
                                                    ---------
  Gross deferred tax assets                           577,302
                                                    ---------
  Deferred income tax asset                           463,402
  Valuation allowance                                (200,000)
                                                    ---------
  Deferred income tax asset -- net                  $ 263,402
                                                    =========

The deferred tax benefit at the June 30, 1995 balance sheet date is presented as follows:

Current portion                                     $  15,096
Non-current portion                                   248,306
                                                    ---------
Total                                               $ 263,402
                                                    =========

9.  EMPLOYEE RETIREMENT PLAN
The Company has a defined benefit pension plan covering substantially all of its employees. The plan has been modified through amendment, with all participants' accrued benefits frozen as of August 31, 1992. The freeze was necessitated primarily as a means of reducing annual pension funding requirements, which had risen sharply in recent years as a result of the Company having previously increased maximum pension benefits from 33% to 40% of compensation.

Pension expense was $24,733, $10,628, and $264,520 for the years ended June 30, 1995, 1994, and 1993, respectively, and was determined in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 87 "Employers' Accounting for Pension Plans." Pension expense for the year ended June 30, 1993 included a non-recurring charge of $207,487 related to the benefit freeze. Periodic pension costs for the years ended June 30, 1995, 1994, and 1993 are summarized below:

                                 1995        1994        1993
----------------------------------------------------------------
  Service cost                 $       -   $       -   $  16,228
  Interest cost                  182,659     184,531     211,278
  Actual return on plan
    assets                      (283,845)    (31,304)   (190,105)
  Net amortization and
    deferral                     125,919    (142,599)     19,632
  Effect of 8/31/92 plan
   curtailment                         -           -     207,487
                               ---------   ---------   ---------
  Total pension expense        $  24,733   $  10,628   $ 264,520
                               =========   =========   =========

The status of the plan is as follows:

                                         1995          1994
---------------------------------------------------------------
Actuarial present value of benefit
  obligations:
  Vested benefits                     $(2,334,957)  $(2,386,078)
  Nonvested benefits                       (2,775)         (142)
                                      -----------   -----------
Accumulated benefit obligation         (2,337,732)   (2,386,220)
Effect of future salary increases               -             -
                                      -----------   -----------
Projected benefit obligation           (2,337,732)   (2,386,220)
Fair value of plan assets               1,926,001     1,902,608
                                      -----------   -----------
Projected benefit obligation in
  excess of fair value of plan
  assets                                 (411,731)     (483,612)
Unrecognized net loss                     112,671       190,085
                                      -----------   -----------
Accrued pension cost                     (299,060)     (293,527)
Minimum pension adjustment               (112,671)     (190,085)
                                      -----------   -----------
Accrued pension liability             $  (411,731)  $  (483,612)
                                       ==========    ==========

A minimum pension liability equal to the excess of the accumulated benefit obligation over the fair value of plan assets and liabilities already accrued was reflected in the balance sheets at June 30, 1995 and 1994 through the recording of a reduction to stockholders' equity in the amount of $112,671 and $190,085, respectively.

NETWORKS ELECTRONIC CORP.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

The expected long-term rate of return on plan assets was 9% for both 1995 and 1994. The discount rate used in determining the actuarial present value of accumulated benefit obligations was 8% for both 1995 and 1994. There was no rate of increase in future compensation levels at both June 30, 1995 and June 30, 1994 because of the plan curtailment.

Since the court confirmation of its Chapter 11 reorganization plan in November 1994, the Company continues to make pension plan contributions in the amount of $2,400 per month. A balloon payment of approximately $20,000 may have to be made in March 1996 to prevent the assessment of a federal excise tax and further penalties for the plan year ended June 30, 1994. Additionally, an application for waiver of the minimum funding standard has been filed with the IRS for the plan year ended June 30, 1995. If granted, this request would allow for the deferral of approximately $240,000 in plan contributions (plus interest), which would then be paid over a statutory five year period. If the waiver request were not granted, the Company would undoubtedly have to borrow heavily at exorbitant interest rates in order to meet the funding requirement. In any event, future annual minimum contributions should decrease significantly over the next several years, due to the expiration of the five year amortization period for actuarial plan losses sustained in prior years.

10. BUSINESS SEGMENTS

The principal business of the Company is the design, fabrication, assembly and sale of high technology assemblies for aerospace and defense prime contractors. The Company operates two divisions: (1) U.S. Bearing Division whose products are spherical, self-aligned, self-lubricating and specialized bearings used chiefly in the aircraft and space industries, and (2) Ordnance Division whose products include miniaturized electro-pyrotechnic devices such as switches, initiator-igniters for missile subsystems, thermal relay switches, and glass-to-metal seals used solely for the defense and aerospace industries.

                                                       INCOME (LOSS) BEFORE
                                                       INCOME TAX PROVISION                   CAPITAL
                                            SALES*           (BENEFIT)           ASSETS     EXPENDITURES   DEPRECIATION
-----------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1995:
  Bearings                                $1,895,408        $ 1,116,982        $2,132,782     $ 28,090       $114,508
  Ordnance                                 1,112,065            633,267         1,042,659       16,497         61,540
                                          ----------        -----------        ----------     --------       --------
                                          $3,007,473          1,750,249        $3,175,441     $ 44,587       $176,048
                                          ==========                           ==========     ========       ========
Interest expense                                                239,661
                                                            -----------
                                                            $ 1,510,588
                                                            ===========
Year ended June 30, 1994:
  Bearings                                $1,530,141        $  (397,826)       $1,758,816     $  2,302       $163,878
  Ordnance                                 1,252,924           (145,906)          844,372        2,633         58,306
                                          ----------        -----------        ----------     --------       --------
                                          $2,783,065           (543,732)       $2,603,188     $  4,935       $222,184
                                          ==========                                          ========       ========
Interest expense                                                255,013
                                                            -----------
                                                            $  (798,745)
                                                            ===========
Year ended June 30, 1993:
  Bearings                                $3,067,404        $(1,407,049)       $2,399,277     $ 37,215       $235,840
  Ordnance                                 1,542,422           (173,427)        1,282,861        6,955         60,351
                                          ----------        -----------        ----------     --------       --------
                                          $4,609,826         (1,580,476)       $3,682,138     $ 44,170       $296,191
                                          ==========                           ==========     ========       ========
Interest expense                                                281,450
                                                            -----------
                                                            $(1,861,926)
                                                            ===========

---------

 * All sales were made to unaffiliated customers and there were no intersegment sales.

11.  FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal 1993, the Company recorded significant adjustments to its accounts which resulted in reducing net income (increasing net loss) by approximately $400,000. The adjustments were principally to correct the Company's year-end inventory accounts.

NETWORKS ELECTRONIC CORP.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

12.  EMPLOYMENT AGREEMENTS, RELATED PARTY RECEIVABLE
The Company has an employment agreement with David Wachtel, its President and Chief Executive Officer. The agreement provides for minimum annual compensation of $150,000 for a period of three years. The Company previously had an employment agreement with Mihai D. Patrichi, the Company's Founder, and former President and Chief Executive Officer, who passed away in November 1994. The agreement provided for minimum compensation of $180,000 per year until the end of Mr. Patrichi's life. However, effective September 1994, Mr. Patrichi took a salary reduction to $153,000 per year as a condition of the Company's chapter 11 reorganization plan. The Board of Directors has also agreed to pay all medical and dental insurance premiums for its corporate officers, plus the deductible expense portions operative under the respective plans.

During the year ended June 30, 1995, the Company advanced funds to its president (Mr. Patrichi) totalling $77, at an annual interest rate of 7%. The total receivable at June 30, 1995 (with accrued interest) amounted to $27,228, including unpaid advances outstanding from prior years of $25,370. Interest earned on the officer receivable amounted to $1,781, $1,773, and $1,280 for the fiscal years ended June 30, 1995, 1994, and 1993, respectively.

13.  MAJOR CUSTOMERS
Sales to the Department of Defense accounted for approximately 29% of sales in 1995, 24% of sales in 1994 and 35% of sales in 1993. Sales to Eagle-Picher Industries accounted for approximately 17% and 18% of sales in 1995 and 1994, respectively. Industria Engineering accounted for approximately 10% of sales in 1994. No other customer had sales exceeding 10% of total revenue.

14.  GAIN ON DISPOSITION OF PROPERTY
In September 1994, the Company sold its Palm Desert property, consisting of two acres of unimproved land, for $580,603 (net of $34,397 in fees and expenses), recognizing a gain of $537,007 on the transaction. The net proceeds from the sale were used to fully pay off the Company's bank line of credit in the amount of $570,000. The Company also reported a gain of $8,000 from the sale of a fully depreciated automobile.

15.  INSURANCE CLAIMS
During the year ended June 30, 1995, the Company recorded income from its insurance carrier totalling $384,687, representing reimbursements in full settlement of the Company's claim for losses sustained to its property (primarily parts and tooling inventories). These losses resulted from water damage to the Company's premises which had occurred following the Northridge Earthquake. No receivable was previously booked at June 30, 1994, due to the fact that covered amounts were not quantifiable or estimable until midway through the year ended June 30, 1995.

16.  LITIGATION
During the past several years, the Company has had litigation pending based upon complaints filed by several former officers and employees of the Company alleging wrongful termination and other causes of action. Such complaints sought substantial general and punitive damages. In June of 1993, despite finding in favor of the Company and its president on a claim of intentional infliction of emotional distress, a jury awarded a former officer of the Company approximately $820,000 for past and future earnings and benefits, after concluding that Networks Electronic Corp. breached an implied employment agreement. Conservatively, the full jury award was recorded in the financial statements, although the verdict had not yet been entered as a judgment. Additionally, the court entered a stay of enforcement of any judgment in this matter during the pendency of the bankruptcy.

However, in May 1995, the Honorable Alan Ahart, United States Bankruptcy Judge for the Central District of California, ruled, in any event, that damages arising from a wrongful termination claim filed against a chapter 11 debtor are limited to one year of compensation under the employment contract. Accordingly, the Company has written-down its recognized obligation at June 30, 1995 by approximately $767,000, resulting in an estimated total adjudication award payable of $52,525.

Regarding the other claims, negotiated settlements have been reached. Networks has agreed to settle these cases by making payments totalling $40,000 over a period of one to three years.

In another matter, the Company was the plaintiff in a suit against a prime contractor. This case was also settled, resulting in a pre-tax gain to the Company of $100,000 for the year ended June 30, 1994.

--------------------------------------------------------------------------------

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information as of June 30, 1995 is provided with respect to each director:

                                TERM AS
                               DIRECTOR
                              EXPIRES IN
   NAME OF DIRECTOR            DECEMBER         POSITION WITH
         (2)            AGE       (1)              COMPANY
------------------------------------------------------------
David Wachtel(3)        35        1995      Chairman of the
                                            Board, Chief
                                            Executive Officer,
                                            President, Chief
                                            Financial Officer
Barry Bartholomew(4)    44        1995      None
Glenn Linderman(5)      36        1995      None
Ileana Wachtel(6)       35        1995      None
Rodica Patrichi(7)      56        1995      None
------------------------------------------------------------

(1) Directors serve until the next annual meeting of stockholders and until their successors are elected.

(2) See below with respect to business experience of executive officers of the Company.

(3) Mr. Wachtel is the son-in-law of the Company's founder, Mihai Patrichi. Until recently, he was the Managing Partner at InvesTech Systems, and was previously president of Synergetic Solutions and Talsarn Pty. Ltd. He also formerly served as MIS manager at the Company.

(4) Mr. Bartholomew is Managing Attorney of Barry Bartholomew & Associates. Formerly, he was a partner at Knapp, Petersen & Clarke.

(5) Mr. Linderman is Vice President of Libra Investments Inc. He was previously Vice President of Columbia Savings & Loan.

(6) Mrs. Wachtel is a trustee of the Mihai D. Patrichi Trust and is the daughter of the Company's founder, Mihai D. Patrichi, and wife of David Wachtel. She is a political consultant involved in political research and media strategy.

(7) Mrs. Patrichi was the wife of Mihai Patrichi and is a trustee of the Mihai
    D. Patrichi Trust.

The names, ages and positions of all of the executive officers of the Company as of June 30, 1995 are listed below, along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the annual meeting of the shareholders. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

                                    BUSINESS EXPERIENCE
   NAME, AGE AND POSITION         DURING PAST FIVE YEARS
------------------------------------------------------------
David Wachtel, 35             Chairman since 1994.
Chairman of the Board,        Responsible primarily for the
Chief Executive Officer,      formation of corporate policy
President, Chief              including planning and finance,
Financial Officer             research and development;
                              supervisor of client relations.
Edwin J. Turner, 62           Appointed in August 1983.
Executive Vice President,     Responsible for the Bearing
Secretary                     Division sales and
                              administration; prior to this
                              was responsible for new product
                              engineering and development for
                              Valley Todeco from 1979 to
                              1982.
Mohammad Tabassi, 47          Vice President since 1994.
Vice President                Manager of the Ordnance
                              Division since 1993. Other
                              duties include engineering and
                              price quoting functions. Joined
                              the Company in January 1987 as
                              Ordnance Quality Test Engineer.

--------------------------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table provides an overview of each item of compensation paid, earned, or awarded to the CEO and the other most highly paid executive officers of the Company for the fiscal years ended June 30, 1995 and 1994:

                                                                              LONG-TERM COMPENSATION
                                                                         --------------------------------
                                             ANNUAL COMPENSATION                AWARDS           PAYOUTS
                                       -------------------------------   ---------------------   --------
      NAME OF INDIVIDUAL                                     OTHER       RESTRICTED
             AND                                             ANNUAL        STOCK      OPTIONS/     LTIP      ALL OTHER
      PRINCIPAL POSITION        YEAR    SALARY    BONUS   COMPENSATION     AWARDS       SARS     PAYMENTS   COMPENSATION
------------------------------------------------------------------------------------------------------------------------
David Wachtel                   1995   $ 35,884   $865      $ 16,283(1)      $0         75,000      $0           $0
CEO
Mihai D. Patrichi               1995     71,849      0        19,445(2)       0              0       0            0
CEO (deceased)                  1994    252,585      0        82,029(3)       0              0       0            0
                                1993    252,585      0        90,654(4)       0              0       0            0
Edwin J. Turner                 1995     80,326    692             0          0            500       0            0
Executive Vice President        1994     81,864      0             0          0              0       0            0
                                1993     83,403      0             0          0         10,000       0            0
Mohammad Tabassi                1995     70,261    606             0          0            500       0            0
Vice President
No other executive officers were employed by the Company at June 30, 1995, 1994, or 1993.

------------
(1) Includes consulting fees of $9,500, director fees of $4,000, and medical-related benefits of $2,783.

(2) Includes medical-related benefits of $19,445.

(3) Includes medical-related benefits of $68,576 and other personal benefits of $13,453.

(4) Includes medical-related benefits of $86,588 and other personal benefits of $4,066.

--------------------------------------------------------------------------------
                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------

                                                                                                POTENTIAL
                                                                                             REALIZABLE VALUE
                                     INDIVIDUAL GRANTS                                          AT ASSUMED
-------------------------------------------------------------------------------------------  ANNUAL RATES OF
                                               NUMBER OF                                       STOCK PRICE
                            % OF TOTAL         SECURITIES                                    APPRECIATION FOR
                           OPTIONS/SARS        UNDERLYING                                      OPTION TERM
NAME OF INDIVIDUAL AND  GRANTED TO EMPLOYEES  OPTIONS/SARS   EXERCISE OR                     ----------------
  PRINCIPAL POSITION      IN FISCAL YEAR        GRANTED       BASE PRICE   EXPIRATION DATE     5%       10%

--------------------------------------------------------------------------------

David Wachtel                  96.8%              75,000       $ 0.1875    November 1, 1999  $26,487  $35,578
CEO
Edwin J. Turner                 0.6%                 500       $ 0.2500    March 31, 2000        151      219
Executive Vice
  President
Mohammad Tabassi                0.6%                 500       $ 0.2500    March 31, 2000        151      219
Vice President

--------------------------------------------------------------------------------
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
--------------------------------------------------------------------------------

                                                               NUMBER OF SECURITIES
                                                                    UNDERLYING         VALUE OF UNEXERCISED
                                                                   UNEXERCISED             IN-THE-MONEY
                                                                 OPTIONS/SARS AT         OPTIONS/SARS AT
   NAME OF INDIVIDUAL                                                FY-END                  FY-END
           AND               SHARES ACQUIRED    VALUE     ------------------------  ------------------------
   PRINCIPAL POSITION          ON EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE

--------------------------------------------------------------------------------

David Wachtel                         0             $0                75,000/0               $18,750/$0
CEO
Edwin J. Turner                       0              0              10,000/500                    0/$94
Executive Vice President
Mohammad Tabassi                      0              0                   0/500                    0/$94
Vice President

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Retirement benefits payable under the Company's defined benefit pension plan have been frozen since August 31, 1992. Accrued annual benefits payable at retirement age under the plan are set forth in the following pension plan table, which does not incorporate vesting or joint and survivor factors. Amounts reported are straight-life annuity amounts, which are not offset by social security.

                                           YEARS OF SERVICE
                 ---------------------------------------------------------------------
REMUNERATION            5          10          15          20          25           30
--------------------------------------------------------------------------------------
  $ 50,000       $  3,333    $  6,667    $ 10,000    $ 13,333    $ 16,667    $  20,000
    75,000          5,000      10,000      15,000      20,000      25,000       30,000
   100,000          6,667      13,333      20,000      26,667      33,333       40,000
   125,000          8,333      16,667      25,000      33,333      41,667       50,000
   150,000         10,000      20,000      30,000      40,000      50,000       60,000
   175,000         11,667      23,333      35,000      46,667      58,333       70,000
   200,000         13,333      26,667      40,000      53,333      66,667       80,000
   225,000         15,000      30,000      45,000      60,000      75,000       90,000
   250,000         16,667      33,333      50,000      66,667      83,333      100,000

Additional pension benefits for credited service in excess of 30 years generally do not accrue. Prospective benefits payable to executive officers under the Company's defined benefit pension plan are applicable as follows:

                                             ESTIMATED
                              COVERED        CREDITED
    NAME OF INDIVIDUAL      COMPENSATION      SERVICE
-------------------------------------------------------
David Wachtel                 $      0(*)         0
Mihai D. Patrichi
  (deceased)                   235,527(**)       40
Edwin J. Turner                 88,224           16
Mohammad Tabassi                53,962            6

---------------

(* ) Not eligible for plan participation due to plan benefit freeze at August
     31, 1992.
(**) Beneficiary (wife), a current director, is receiving $48,184 per year for life, based on 100% joint and survivor factors.

COMPENSATION OF DIRECTORS

During the year ended June 30, 1995, the Board of Directors met four times. The Company paid director fees totalling $13,000, which consisted of $5,000 to Barry Bartholomew, $4,000 to David Wachtel (as noted above), $2,000 to Glenn Linderman, and $1,000 each to Ileana Wachtel and Rodica Patrichi. In addition, Glenn Linderman provided financial consulting services to the Company in the amount of $9,281. During the year ended June 30, 1994, director fees totalled $12,000, consisting of $6,000 each to Barry Bartholomew and David Wachtel. During the year ended June 30, 1993, director fees paid were also $12,000, consisting of $6,000 to Barry Bartholomew, $4,000 to David Wachtel, and $2,000 to William Allen. The Company also issued 10,000 stock options to Barry Bartholomew, exercisable at $1.00 per share.

--------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At September 29, 1995 there were six persons known to the Company who owned of record or beneficially as much as 5% of the outstanding shares of its voting common stock, $.25 par value. The following table reflects these holdings, as well as the number of the Company's common shares owned directly or indirectly by each of the Company's directors, by each of the officers specified in the summary compensation table above, and by all directors and officers as a group. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.
--------------------------------------------------------------------------------

                                                                         AMOUNT
                                              NAME AND ADDRESS        BENEFICIALLY      PERCENTAGE
               CATEGORY                     OF BENEFICIAL OWNER          OWNED           OF CLASS

--------------------------------------------------------------------------------

Director                                  Ileana Wachtel                 797,660(1)(2)      50.0%
                                          2218 21st. Street
                                          Santa Monica, CA 91311

Director                                  Rodica Patrichi                795,764(2)         49.9%
                                          10779 Bellagio Rd.
                                          Los Angeles, CA 90077

Director/Officer                          David Wachtel                   75,000(3)          4.5%
                                          2218 21st. Street
                                          Santa Monica, CA 91311

Director                                  Barry Bartholomew               10,000(5)          0.6%
                                          701 N. Brand Blvd.
                                          Suite 800
                                          Glendale, CA 91202

Director                                  Glenn Linderman                      0             0.0%
                                          11766 Wilshire Blvd.
                                          Suite 870
                                          Los Angeles, CA 90025

Officer                                   Edwin J. Turner                 10,111(5)          0.6%
                                          22015 Prairie St.
                                          Chatsworth, CA 91311

Officer                                   Mohammad Tabassi                   111             0.0%
                                          19442 Romar St.
                                          Northridge, CA 91324
                                                                      ------------         -----
All directors and officers as a group
  (7 persons)(7)                                                         898,263            53.1%
                                                                      ------------         -----

Other 5%                                  Radu Patrichi                  171,457(2)         10.7%
beneficial holder                         73095 Shadow Mt. Drive
                                          Palm Desert, CA 92260

Other 5%                                  Michael Patrichi               156,076(2)          9.8%
beneficial holder                         17190 Strawberry Drive
                                          Encino, CA 91436

Other 5%                                  Alex Patrichi                  156,076(2)          9.8%
beneficial holder                         17190 Strawberry Drive
                                          Encino, CA 91436

Other 5%                                  Moldovita Romanian              90,909(6)          5.7%
beneficial holder                         Orthodox Church Inc.
                                          24425 Woolsey Canyon
                                          Chatsworth, CA 91311

                                                   (Footnotes on following page)

--------------------------------------------------------------------------------

---------------

(1) Ileana Wachtel is the wife of David Wachtel, the CEO of Networks Electronic Corp.

(2) For each of these individuals, approximately 156,076 shares (166,076 shares for Ileana Patrichi) are being held in the Mihai D. Patrichi Trust (a total of 790,383 shares) which currently has voting power over the holdings and in which Ileana Wachtel and Rodica Patrichi are trustees.

(3) Includes 75,000 shares issuable upon exercise of currently exercisable options, but does not include shares of common stock held by the Mihai D. Patrichi Trust and controlled by trustees including Mr. Wachtel's spouse, Ileana Wachtel, a beneficiary.

(4) Based on 1,596,221 shares of common stock outstanding as of September 29, 1995.

(5) Includes 10,000 shares issuable upon exercise of currently exercisable options.

(6) Ileana Wachtel and Rodica Patrichi are co-trustees along with an unrelated third party of a committee which has voting power over these shares.

(7) Includes 95,000 shares of common stock which are exercisable or which will become exercisable within 60 days of September 29, 1995.

--------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During each of the years ended June 30, 1994, 1993, respectively, the Company's previous president charged the Company $3,000 for the use of space in his home to exclusively conduct Company business.
-------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statement schedules are included in Part II,
       Item 8:

                                             PAGE
                                             ----
Report of Independent Certified Public
  Accountants                                  8
Financial Statements:
  Balance Sheets -- June 30, 1995 and 1994     9
  Statements of Operations --
     Years Ended June 30, 1995, 1994 and
       1993                                   10
  Statement of Stockholders' Equity
     (Deficiency in Assets) --
     Years Ended June 30, 1995, 1994 and
       1993                                   10
  Statements of Cash Flows --
     Years Ended June 30, 1995, 1994 and
       1993                                   11
Notes to the Financial Statements             12

(2) The following financial statement schedules for the years 1995, 1994, and 1993 are submitted herewith:

                                             PAGE
                                             ----
Schedule V - Property, Plant and Equipment    23
Schedule VI - Accumulated Depreciation,
     Depletion and Amortization of
     Property, Plant and Equipment            23
Schedule VIII - Valuation and Qualifying
     Accounts                                 24
Schedule X - Supplementary Income Statement
     Information                              24

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
Years Ended June 30, 1995, 1994 and 1993

                                                     BALANCE,
                                                    BEGINNING    ADDITIONS                              BALANCE,
                  CLASSIFICATION                     OF YEAR      AT COST    RETIREMENTS   TRANSFERS   END OF YEAR
-------------------------------------------------------------------------------------------------------------------
1995
  Land                                              $  131,773   $       -    $       -    $       -   $   131,773
  Buildings and improvements                         1,955,772      38,667            -            -     1,994,439
  Machinery and equipment                            4,474,029       5,920      134,736            -     4,345,213
                                                    ----------   ---------    ---------    ---------   -----------
          Totals                                    $6,561,574   $  44,587    $ 134,736    $       -   $ 6,471,425
                                                    ==========   =========    =========    =========   ===========
1994
  Land                                              $  131,773   $       -    $       -    $       -   $   131,773
  Buildings and improvements                         1,955,772           -            -            -     1,955,772
  Machinery and equipment                            4,765,632       4,935      296,538            -     4,474,029
                                                    ----------   ---------    ---------    ---------   -----------
          Totals                                    $6,853,177   $   4,935    $ 296,538    $       -   $ 6,561,574
                                                    ==========   =========    =========    =========   ===========
1993
  Land                                              $  131,773   $       -    $       -    $       -   $   131,773
  Buildings and improvements                         1,938,098      17,674            -            -     1,955,772
  Machinery and equipment                            5,047,329      26,496      308,193            -     4,765,632
                                                    ----------   ---------    ---------    ---------   -----------
          Totals                                    $7,117,200   $  44,170    $ 308,193    $       -   $ 6,853,177
                                                    ==========   =========    =========    =========   ===========

--------------------------------------------------------------------------------

SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
Years Ended June 30, 1995, 1994 and 1993

                                                                 ADDITIONS
                                                     BALANCE,    CHARGED TO
                                                    BEGINNING    COSTS AND                               BALANCE,
                  CLASSIFICATION                     OF YEAR      EXPENSES    RETIREMENTS   TRANSFERS   END OF YEAR
--------------------------------------------------------------------------------------------------------------------
1995
  Buildings and improvements                        $1,243,175    $ 63,374     $       -    $       -   $ 1,306,549
  Machinery and equipment                            4,268,778     112,674       134,736            -     4,246,716
                                                    ----------    --------     ---------    ---------   -----------
          Totals                                    $5,511,953    $176,048     $ 134,736    $       -   $ 5,553,265
                                                    ==========    ========     =========    =========   ===========
1994
  Buildings and improvements                        $1,179,880    $ 63,295     $       -    $       -   $ 1,243,175
  Machinery and equipment                            4,406,427     158,889       296,538            -     4,268,778
                                                    ----------    --------     ---------    ---------   -----------
          Totals                                    $5,586,307    $222,184     $ 296,538    $       -   $ 5,511,953
                                                    ==========    ========     =========    =========   ===========
1993
  Buildings and improvements                        $1,115,855    $ 64,025     $       -    $       -   $ 1,179,880
  Machinery and equipment                            4,482,454     232,166       308,193            -     4,406,427
                                                    ----------    --------     ---------    ---------   -----------
          Totals                                    $5,598,309    $296,191     $ 308,193    $       -   $ 5,586,307
                                                    ==========    ========     =========     ========    ==========

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 1995, 1994 and 1993

                                                   BALANCE,    CHARGED TO   CHARGED TO
                                                   BEGINNING   COSTS AND      OTHER                       BALANCE,
                                                    OF YEAR     EXPENSES     ACCOUNTS    DEDUCTIONS     END OF PERIOD
---------------------------------------------------------------------------------------------------------------------
1995
  Allowance for doubtful accounts                  $   5,000    $  2,250     $      -      $2,250(1)      $   5,000
                                                   =========    ========     ========      ======         =========
  Reserve for slow-moving inventory                $ 224,000    $(74,000)    $      -      $    -         $ 150,000
                                                   =========    ========     ========      ======         =========
1994

  Allowance for doubtful accounts                  $   5,000    $      -     $      -      $    -         $   5,000
                                                   =========    ========     ========      ======         =========
  Reserve for slow-moving inventory                $ 164,000    $ 60,000     $      -      $    -         $ 224,000
                                                   =========    ========     ========      ======         =========
1993

  Allowance for doubtful accounts                  $   5,000    $      -     $      -      $    -         $   5,000
                                                   =========    ========     ========      ======         =========
  Reserve for slow-moving inventory                $       -    $164,000     $      -      $    -         $ 164,000


------------

(1) Uncollectible accounts receivable written off.

--------------------------------------------------------------------------------

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
Years Ended June 30, 1995, 1994 and 1993

                                                                                      CHARGED TO COSTS AND
                                                                                             EXPENSES
                                                                               -----------------------------------
       ITEM                                                                     1995           1994         1993
-------------------------------------------------------------------------------------------------------------------
Maintenance and repairs                                                        $45,720       $129,158       $72,583
                                                                               =======       ========       =======
Property and other taxes                                                       $37,940       $ 59,424       $61,717
                                                                               =======       ========       =======


------------

Other items are not set forth inasmuch as they are disclosed elsewhere or do not exceed 1% of sales as shown in the statement of operations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Networks Electronic Corp. (Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                 NETWORKS ELECTRONIC CORP.

                                         By:         DAVID WACHTEL
                                            ----------------------------------
                                                     DAVID WACHTEL
                                                     Chairman of the Board,
                                                     Chief Executive Officer,
                                                     President, Chief Financial
                                                     Officer

Date: November 1, 1995

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          DAVID WACHTEL                       Director                         Date: November 1,1995
-------------------------------------                                          ---------------------
          David Wachte

        BARRY BARTHOLOMEW                     Director                         Date: November 1, 1995
-------------------------------------                                          ----------------------
        Barry Bartholomew


         GLENN LINDERMAN                      Director                         Date: November 1, 1995
-------------------------------------                                          ----------------------
         Glenn Linderman


          ILEANA WACHTEL                      Director                         Date: November 1, 1995
-------------------------------------                                          ----------------------
          Ileana Wachtel


          RODICA PATRICHI                     Director                         Date: November 1, 1995
-------------------------------------                                          ----------------------
          Rodica Patrichi