Form 10-Q
period 1995-09-30
NETWORKS ELECTRONIC CORP
filed 1995-11-20
CIK 71106

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter ended September 30, 1995 COMMISSION FILE NUMBER 0-1817


                             NETWORKS ELECTRONIC CORP.
             (exact name of registrant as specified in its charter)


           CALIFORNIA                                95-1770469
 (State or other jurisdiction of          (I.R.S. Employer Identification
 incorporation of organization)            Number)


                  9750 DESOTO AVENUE, CHATSWORTH, CALIFORNIA 91311
                    (Address or principal executive offices)


                               (818) 341-0440
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X            No
                              ---              ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of

            CLASS                                   1,596,221
Common Stock - $.25 par value           Outstanding at September 30, 1995

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                           NETWORKS ELECTRONIC CORP.
                                 BALANCE SHEET
                      September 30, 1995 and June 30, 1995

                                              Sept. 30,      June 30,
                                                1995          1995
                                             (unaudited)    (audited)
                                             ----------     ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents               $  527,117     $  117,494
     Trade accounts receivable - net            431,658        538,984
     Receivable from officer                     27,228         27,228
     Receivable from insurance company             -           234,687
     Other receivables                            1,600          5,500
     Inventories - net                        1,040,207      1,061,946
     Prepaid expenses and deposits              102,836          8,040
     Deferred income taxes                       15,096         15,096
                                             ----------     ----------
             Total current assets             2,145,742      2,008,975
                                             ----------     ----------
PROPERTY AND EQUIPMENT, AT COST:
     Land                                       131,773        131,773
     Building and improvements                2,037,112      1,994,439
     Machinery and equipment                  4,364,449      4,345,213
                                             ----------     ----------
                                              6,533,334      6,471,425
     Less accumulated depreciation            5,584,393      5,553,265
                                             ----------     ----------
     Property and equipment, net                948,941        918,160
                                             ----------     ----------

DEFERRED INCOME TAXES,
  NON-CURRENT PORTION                           184,806        248,306
                                             ----------     ----------
             Total assets                    $3,279,489     $3,175,441
                                             ==========     ==========


The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.
                                 BALANCE SHEET
                      September 30, 1995 and June 30, 1995

                                             Sept. 30,     June 30,
                                                1995         1995
                                            (unaudited)    (audited)
                                            -----------   ----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Notes payable and current
      maturities of long-term debt          $  122,001    $  121,953
     Note payable, related party -
      current portion                           50,667        50,667
     Accounts payable                          446,715       417,773
     Customer advances and deposits             11,585        11,585
     Curr. portion of pre-petition debt:
       Adjudication award payable               52,525        52,525
       Accrued pension liability                28,800        28,800
       Other payables                           20,000        20,000
     Income taxes payable                         -            6,276
     Other accrued expenses                    144,483       171,608
                                            ----------    ----------
     Total current liabilities                 876,776       881,187
                                            ----------    ----------
LONG-TERM DEBT:
     Long-term debt, less current
      maturities                             1,875,518     1,863,363
     Note payable, related party                67,556        80,222
     Accrued pension liability                 381,731       382,931
                                            ----------    ----------
     Commitments and Contingencies                -             -
                                            ----------    ----------
STOCKHOLDERS' DEFICIENCY IN ASSETS:
     Common stock, par value $.25 per
      share; authorized 10,000,000
      shares, issued and outstanding
      1,596,221 shares                         399,055       399,055
     Additional paid-in capital                285,672       285,672
     Accumulated deficit                      (494,148)     (604,318)
     Pension liability adjustment             (112,671)     (112,671)
                                            ----------    ----------
     Total stockholders' equity
          deficiency in assets                  77,908       (32,262)
                                            ----------    ----------
     Total liabilities and stockholders'
          deficiency in assets              $3,279,489    $3,175,441
                                            ==========    ==========

The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                          Three Months Ended      Three Months Ended
                            September 30,           September 30,
                                 1995                    1994
                          ------------------      ------------------
Sales                         $1,133,005              $  532,471

    Cost of sales                751,214                 368,042
                              ----------              ----------
    Gross profit                 381,791                 164,429

Selling, adminis-
 trative and other
 operating expenses              164,303                 234,773
                              ----------              ----------
Operating income (loss)          217,488                 (70,344)

Other income (exp.):
 Gain on disposition
 of property                      13,500                 530,857

Interest and non-
 operating expenses,
 net                             (55,018)                (64,909)
                              ----------              ----------
    Income before
     income taxes                175,970                 395,604

Provision for
 income taxes                     65,800                  20,800
                              ----------              ----------
    Net income                $  110,170              $  374,804
                              ----------              ----------
Net income
 per share                    $      .07              $      .23
                              ==========              ==========
Average weighted
 number of shares
 outstanding                   1,596,221               1,596,221
                              ==========              ==========



The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                              Three Months Ended
                                                September 30,
                                               1995         1994
                                            ---------    ---------
Cash flows from operating
 activities:
         Net income                         $ 110,170    $ 374,804
                                            ---------    ---------
Adjustments to reconcile net income
  to net cash used in
  operating activities:
   Non-cash items included
    in net income:
       Depreciation and
        amortization                           31,128       43,242
       Gain on disposition
        of property                           (13,500)    (530,857)
       Deferred income taxes                   63,500         -
   Changes in:
       Receivables                            345,913      213,623
       Inventories                             21,739     (135,986)
       Prepaid expenses and deposits          (94,796)       3,791
       Accounts payable and
        accrued expenses                        1,817      (22,363)
       Customer advances and deposits            -          (6,551)
       Income taxes                            (6,276)      20,800
       Accrued pension liability               (1,200)       6,000
                                            ---------    ---------
         Total adjustments                    348,325     (408,301)

Net cash provided by (used in)
  operating activities                        458,495      (33,497)
                                            ---------    ---------

The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                             Three Months Ended
                                               September 30,
                                              1995         1994
                                           ---------    ---------
Cash flows from investing
 activities:
  Capital expenditures                     $ (61,909)   $    -
  Net proceeds from disposition
   of property                                13,500      574,453
                                           ---------    ---------
Net cash provided by (used in)
  investing activities                       (48,409)     574,453
                                           ---------    ---------
Cash flows from financing
 activities:
  Credit line pay off                           -        (570,000)
  Proceeds from long-term borrowings          42,673         -
  Mortgage debt reduction                    (30,470)     (20,424)
  Payments on note payable,
   related party                             (12,666)        -
                                           ---------    ---------
Net cash used in
  financing activities                          (463)    (590,424)
                                           ---------    ---------
Net increase (decrease) in
  cash and cash equivalents                  409,623      (49,468)

Cash and cash equivalents
  at beginning of period                     117,494      164,786
                                           ---------    ---------
Cash and cash equivalents
  at end of period                         $ 527,117    $ 115,318
                                           =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                          $   9,500    $    -
                                           =========    =========

Interest paid                              $  59,206    $  34,661
                                           =========    =========


The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995


1.   BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows of the Company for the periods shown.

     Certain prior period amounts have been reclassified to conform to the current period's presentation.


     The results of operations for the three month period are not necessarily indicative of the results to be expected for a full year of operations.

2.   INVENTORIES

     Inventories are valued at the lower of cost (FIFO) or market. The inventories at September 30, 1995 and June 30, 1995 consisted of the following:


                                            September 30,     June 30,
                                                 1995           1995
                                             (unaudited)     (audited)
                                            -------------    ----------
       Raw materials                         $  183,269      $  162,352

       Work in process                          662,124         574,006

       Finished goods and components            376,036         491,810
                                             ----------      ----------
                                              1,221,429       1,228,168
       Less applied to customer deposit         (16,222)        (16,222)
       Less reserve for obsolescence           (165,000)       (150,000)
                                             ----------      ----------
       Total                                 $1,040,207      $1,061,946
                                             ==========      ==========

                           NETWORKS ELECTRONIC CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995


3.    LONG-TERM DEBT

      At September 30, 1995 and June 30, 1995, the Company's long-term debt consisted of the following:


                                             September 30,    June 30,
                                                  1995          1995
                                              (unaudited)     (audited)
                                             -------------   ----------
      Note payable to bank, secured
      by deed of trust on land and
      building, with interest payable
      monthly at a reference rate
      (11% at September 30, 1995), and
      principal payable in monthly
      installments of $10,000 through
      June 2000, at which time a
      balloon payment of $1,342,528
      will become due.                         $1,912,528    $1,942,528

      Note payable to bank, secured
      by real estate, payable in monthly
      installments of $348 (including
      interest at 10% per annum)
      through September 2003.                      22,656        23,126

      Note payable to Community
      Redevelopment Agency ("CRA"),
      non-interest bearing, secured by
      real estate, no principal payments
      required through June 1996, at
      which time the note is to be
      converted into a long-term CRA
      construction loan.                           62,335        19,662
                                               ----------    ----------
                                                1,997,519     1,985,316
      Less current maturities                     122,001       121,953
                                               ----------    ----------
      Total                                    $1,875,518    $1,863,363
                                               ==========    ==========

                           NETWORKS ELECTRONIC CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995


4.   NOTE PAYABLE, RELATED PARTY

     In January 1995, the Company received a $152,000 loan from the estate of its former president and chief executive officer, secured by specific machinery and equipment. The loan is being repaid in equal monthly principal installments of $4,222 (plus interest at 10%) over a three year period. A loan fee of $2,000 was charged to consummate the transaction. The outstanding loan balance at September 30, 1995 and June 30, 1995 was $118,223 and $130,889, respectively.

5.   GAINS ON DISPOSITION OF PROPERTY

     During the quarter ended September 30, 1995, the Company sold fully depreciated machinery for $13,500.

     In September 1994, the Company sold its Palm Desert property, consisting of two acres of unimproved land, for approximately $575,000 (net of approximately $40,000 in fees and expenses), recognizing a gain of approximately $530,000 on the transaction. The net proceeds from the sale were used to fully pay off the Company's bank line of credit in the amount of $570,000.

6.   BANKRUPTCY EMERGENCE

     The order confirming the Company's plan for reorganization under chapter 11 of the United States Bankruptcy Code was entered on November 9, 1994 and contemplates full repayment of all pre-petition liabilities over a twelve year period. These obligations, consisting primarily of a 1993 jury award and the unfunded portion of the Company's defined benefit pension plan, totalled approximately $1,200,000. Additionally, the Company's term bank note was extended for six years. In June 1995, the Company received a favorable adjudication ruling, effectively reducing its obligation on the 1993 jury award by more than $750,000.

7.   SUBSEQUENT EVENT

     In October 1995, the Company's chief executive officer exercised 75,000 non-qualified stock options to purchase the Company's common stock at a price of $0.1875 per share.

                           NETWORKS ELECTRONIC CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the three months ended September 30, 1995 increased 113% to $1,133,000 from $532,000 for the comparable period of the prior year. The increase can be attributed to the implementation of a new management team (which initiated a program to jump-start production), and the emergence of the Company from chapter 11 bankruptcy status. Ordnance Division sales were particularly affected, increasing by approximately 285% from depressed prior-year levels, while Bearing Division sales, comprising 52% of the total sales mix, increased by 51%.

The Company's gross profit margins increased to approximately 34% during the three months ended September 30, 1995, from approximately 31% during the three months ended September 30, 1994, due to a large concentration of effort and involvement by executive personnel in the manufacturing process. The results of the Company's new operating plan continue to demonstrate a trend of increased sales and profitability over prior year levels through at least the end of calendar 1995.

General, administrative and selling expenses decreased by 30% (approximately $70,000) compared to the three month period ended September 30, 1994. The significant decrease was due primarily to a reduction in legal fees incurred pertaining to the administration of the Company's chapter 11 reorganization filing and to lower staff payroll costs. It is anticipated, however, that comparisons will be less favorable in the months ahead, because of the ongoing process of staff wage normalization and the hiring of a full-time CEO and additional personnel.

Net interest expense declined by 11% (approximately $7,000) compared to the three months ended September 30, 1994. The decrease was due to a lower average outstanding loan balance (resulting mainly from the combined effects of the Company's $570,000 bank line of credit being paid off in September 1994, payments of mortgage principal in amounts exceeding $130,000 during the last twelve months, and the addition of a new $152,000 loan obtained from a related party in January 1995), which more than offset a higher effective interest rate on the Company's installment mortgage note.

                           NETWORKS ELECTRONIC CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Backlog as of September 30, 1995 was approximately $1,300,000 for the Bearing Division and approximately $900,000 for the Ordnance Division. With the Military's continuing policy of reducing parts inventories, the total backlog still resulted in an overall increase of approximately $50,000 from September 30, 1994 amounts, although it represented a substantial decline of about
$600,000 from the level   attained at June 30, 1995.  Management is currently
making a high priority of increasing its book-to-bill ratio through the hiring of sales and marketing personnel, as replenishment of bookings clearly did not keep pace with the high level of shipments occurring in the September 1995 quarter.

Financial Condition
The Company had working capital of approximately $1,269,000 at September 30, 1995, as compared to $1,128,000 at June 30, 1995. The improvement of $141,000 was due primarily to the net income generated in the September 1995 quarter. With the Community Redevelopment Agency loan commitment, management believes that the Company can continue to generate enough earnings to meet medium-term financing needs.

The Company's cash position increased by approximately $410,000 from June 30, 1995 levels, to about $527,000 at the September 30, 1995 balance sheet date. The increase was largely related to the collection of a settlement amount from the Company's insurance carrier resulting from water damages sustained in the 1994 Northridge Earthquake, and to the collection of a customer time and materials billing. There is a possibility that the Company may have to utilize a portion of its cash reserves to make pension plan contributions, if the Internal Revenue Service does not approve the Company's request for waiver of the minimum funding standard.

                           NETWORKS ELECTRONIC CORP.

                                    PART II

                               OTHER INFORMATION


Item 2.  Shareholders Stock Information

Through January 4, 1993, Networks Electronic Corp.'s stock was traded in NASDAQ OVER-THE-COUNTER MARKETS and was listed in NATIONAL MARKET ISSUES under NWRK. Subsequent to that date, due to certain size and activity requirements, the stock of Networks Electronic Corp. was removed from trading on the NASDAQ national market system. The stock is currently traded on the OTC Electronic Bulletin Board.


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                           NETWORKS ELECTRONIC CORP.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    NETWORKS ELECTRONIC CORP.
                                    (Registrant)


                                    BY: DAVID WACHTEL
                                        --------------------------
                                        DAVID WACHTEL

                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        President, Chief Financial
                                        Officer





Date: November 16, 1995