Form 10-Q
period 1995-12-31
NETWORKS ELECTRONIC CORP
filed 1996-02-13
CIK 71106

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended December 31, 1995 COMMISSION FILE NUMBER 0-1817


                             NETWORKS ELECTRONIC CORP.
-------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


                 CALIFORNIA                    95-1770469
-------------------------------          ------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification
 incorporation of organization)        Number)


                  9750 DeSoto Avenue, Chatsworth, California 91311
-------------------------------------------------------------------------------
                    (Address or principal executive offices)


                               (818) 341-0440
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X            No
                            -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of


        CLASS                             1,671,221
-----------------------------    --------------------------------
Common Stock - $.25 par value    Outstanding at December 31, 1995

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                           NETWORKS ELECTRONIC CORP.
                                 BALANCE SHEET
                      December 31, 1995 and June 30, 1995

                                                                 Dec. 31, 1995  June 30, 1995
                                                                  (unaudited)      (audited)
                                                                 -------------  -------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                     $  277,275     $  117,494
     Accounts receivable - net                                        563,974        538,984
     Receivable from officer                                           27,228         27,228
     Receivable from insurance company                                   -           234,687
     Other receivables                                                  1,600          5,500
     Inventories                                                    1,174,037      1,061,946
     Prepaid expenses and deposits                                    108,222          8,040
     Building held for sale                                            51,127           -
     Deferred income taxes                                             15,096         15,096
                                                                   ----------     ----------
             Total current assets                                   2,218,559      2,008,975
                                                                   ----------     ----------

PROPERTY AND EQUIPMENT, AT COST:
     Land                                                             131,773        131,773
     Building and improvements                                      1,983,015      1,994,439
     Machinery and equipment                                        4,370,237      4,345,213
                                                                   ----------     ----------
                                                                    6,485,025      6,471,425
     Less accumulated depreciation                                  5,615,521      5,553,265
                                                                   ----------     ----------
     Property and equipment, net                                      869,504        918,160
                                                                   ----------     ----------

DEFERRED INCOME TAXES,
  NON-CURRENT PORTION                                                 160,806        248,306
                                                                   ----------     ----------
             Total assets                                          $3,248,869     $3,175,441
                                                                   ==========     ==========




The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.
                                 BALANCE SHEET
                      December 31, 1995 and June 30, 1995

                                                                 Dec. 31, 1995  June 30, 1995
                                                                  (unaudited)     (audited)
                                                                   ----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
     Notes payable and current
      maturities of long-term debt                                $  142,176   $   121,953
     Note payable, related party -
      current portion                                                 50,667        50,667
     Accounts payable                                                437,661       417,773
     Customer advances and deposits                                   11,585        11,585
     Curr. portion of pre-petition debt:
       Adjudication award payable                                     52,525        52,525
       Accrued pension liability                                      48,800        28,800
       Other payables                                                 20,000        20,000
     Income taxes payable                                               -            6,276
     Other accrued expenses                                          129,234       171,608
                                                                  ----------   -----------
     Total current liabilities                                       892,648       881,187
                                                                  ----------   -----------
LONG-TERM DEBT:
     Long-term debt, less current
      maturities                                                   1,841,104     1,863,363
     Note payable, related party                                      54,889        80,222
     Accrued pension liability                                       360,531       382,931
                                                                  ----------   -----------
     Commitments and Contingencies                                      -             -
                                                                  ----------   -----------
STOCKHOLDERS' EQUITY (DEFICIENCY
  IN ASSETS):
     Common stock, par value $.25 per
      share; authorized 10,000,000
      shares, issued and outstanding
      1,671,221 and 1,596,221 shares,
      respectively                                                   417,805       399,055
     Additional paid-in capital                                      280,985       285,672
     Accumulated deficit                                            (472,359)     (604,318)
     Stock subscriptions receivable                                  (14,063)         -
     Pension liability adjustment                                   (112,671)     (112,671)
                                                                  ----------   -----------
     Total stockholders' equity
          (deficiency in assets)                                      99,697       (32,262)
                                                                  ----------   -----------
     Total liabilities and
          stockholders' equity
          (deficiency in assets)                                  $3,248,869    $3,175,441
                                                                  ==========    ==========




The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended            Six Months Ended
                                                          December 31,                 December 31,
                                                        1995        1994            1995          1994
                                                    -----------------------      ------------------------
Sales                                               $  891,614    $ 612,381      $2,024,619    $1,144,852

Cost of sales                                          605,168      543,233       1,356,382       911,275
                                                    ----------    ---------      ----------    ----------
       Gross profit                                    286,446       69,148         668,237       233,577

Selling, adminis-
 trative and other
 operating expenses                                    166,130      177,129         330,433       411,902
                                                    ----------    ---------      ----------    ----------
    Operating
     income (loss)                                     120,316     (107,981)        337,804      (178,325)

Other income (exp.):
 Gain (loss) on
  disposition
  of property                                          (20,773)        -             (7,273)      530,857
 Insurance reimb.                                         -          50,000            -           50,000
 Interest and non-
  operating expense,
  net                                                  (53,754)     (44,138)       (108,772)     (109,047)
                                                    ----------    ---------      ----------    ----------
    Income (loss)
     before
     income taxes                                       45,789     (102,119)        221,759       293,485

Provision for
 income taxes                                           24,000         -             89,800        20,800
                                                    ----------    ---------      ----------    ----------
    Net income
     (loss)                                         $   21,789    $(102,119)     $  131,959    $  272,685
                                                    ==========    =========      ==========    =========
Earnings (loss)
 per share                                          $      .01    $    (.06)     $      .08    $      .17
                                                    ==========    =========      ==========    ==========
Average weighted
 number of shares
 outstanding                                         1,596,221    1,596,221       1,596,221     1,596,221
                                                    ==========    =========      ==========    ==========




The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                           Six Months Ended
                                             December 31,
                                          1995          1994
                                        ---------     ---------
Cash flows from operating
 activities:
  Net income                            $ 131,959     $ 272,685
                                        ---------     ---------
Adjustments to reconcile net income
  to net cash used in
  operating activities:
   Non-cash items included
    in net income:
       Depreciation and
        amortization                       62,256        86,484
       Loss (gain) on disposition
        of property                         7,273      (530,857)
       Deferred income taxes               87,500          -
   Changes in:
       Receivables                        213,597        60,749
       Inventories                       (112,091)     (110,031)
       Prepaid expenses and deposits     (100,182)        7,730
       Accounts payable and
         accrued expenses                 (22,486)       64,761
       Customer advances and deposits        -           (6,551)
       Income taxes                        (6,276)       20,000
       Accrued pension liability           (2,400)       12,000
                                        ---------     ---------
         Total adjustments                127,191      (395,715)
Net cash provided by (used in)
  operating activities                    259,150      (123,030)
                                        =========     =========




The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                             Six Months Ended
                                               December 31,
                                           1995         1994
                                         ---------    ---------
Cash flows from investing
 activities:
  Capital expenditures                   $ (85,500)   $    -
  Net proceeds from disposition
   of property                              13,500      574,453
                                         ---------    ---------
Net cash provided by (used in)
  investing activities                     (72,000)     574,453
                                         ---------    ---------
Cash flows from financing
 activities:
  Credit line pay off                         -        (570,000)
  Proceeds from long-term borrowings        58,914         -
  Mortgage debt reduction                  (60,950)     (40,714)
  Payments on note payable,
   related party                           (25,333)        -
                                         ---------    ---------
Net cash used in
  financing activities                     (27,369)    (610,714)
                                         ---------    ---------
Net increase (decrease) in
  cash and cash equivalents                159,781     (159,291)

Cash and cash equivalents
  at beginning of period                   117,494      164,786
                                         ---------    ---------
Cash and cash equivalents
  at end of period                       $ 277,275    $   5,495
                                         =========    =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                        $   9,500    $     800
                                         =========    =========

Interest paid                            $ 116,167    $ 103,847
                                         =========    =========

                           NETWORKS ELECTRONIC CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1995


1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows for the periods shown.

         Certain prior period amounts have been reclassified to conform to the current period's presentation.

         The results of operations for the six month period are not necessarily indicative of the results to be expected for a full year of operations.


         INVENTORIES
         -----------
2. Inventories are valued at the lower of cost (FIFO) or market. The inventories at December 31, 1995 and June 30, 1995 consisted of the following:


                                            Dec. 31,       June 30,
                                              1995           1995
                                          (unaudited)     (audited)
                                          ----------     ----------
       Raw materials                      $  188,778     $  162,352

       Work in process                       652,238        574,006

       Finished goods                        529,243        491,810
                                          ----------     ----------
                                           1,370,259      1,228,168
       Less applied to customer deposit      (16,222)       (16,222)
       Less reserve for obsolescence        (180,000)      (150,000)
                                          ----------     ----------
       Total                              $1,174,037     $1,061,946
                                          ==========     ==========

                           NETWORKS ELECTRONIC CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1995


3.    LONG-TERM DEBT
      --------------
      At December 31, 1995 and June 30, 1995, the Company's long-term debt consisted of the following:

                                          Dec. 31,      June 30,
                                            1995          1995
                                        (unaudited)    (audited)
                                        -----------   -----------
      Note payable to bank, secured
      by deed of trust on land and
      building, with interest payable
      monthly at a reference rate
      (10.75% at December 31, 1995), and
      principal payable in monthly
      installments of $10,000 through
      June 2000, at which time a
      balloon payment of $1,342,528
      will become due.                    1,882,528     1,942,528

      Note payable to bank, secured
      by real estate, payable in monthly
      installments of $348 (including
      interest at 10% per annum)
      through September 2003.  Balance
      paid off in January 1996.              22,176        23,126

      Note payable to Community
      Redevelopment Agency ("CRA"),
      non-interest bearing, secured by
      real estate, no principal payments
      required through June 1996, at
      which time the note is to be
      converted into a long-term CRA
      construction loan.                     78,576        19,662
                                         ----------    ----------
                                          1,983,280     1,985,316
      Less current maturities               142,176       121,953
                                         ----------    ----------
      Total                              $1,841,104    $1,863,363
                                         ==========    ==========

                           NETWORKS ELECTRONIC CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1995


4.       NOTE PAYABLE, RELATED PARTY
         ---------------------------
         In January 1995, the Company received a $152,000 loan from the estate of its former president and chief executive officer, secured by specific machinery and equipment. The loan is being repaid in equal monthly principal installments of $4,222 (plus interest at 10%) over a three year period. A loan fee of $2,000 was charged to consummate the transaction. The outstanding loan balance at December 31, 1995 and June 30, 1995 was $105,556 and $130,889, respectively.

5.       GAINS AND LOSSES ON DISPOSITIONS OF PROPERTY
         --------------------------------------------
         During the six months ended December 31, 1995, the Company sold fully depreciated machinery for $13,500. The Company also recognized a loss on the pending sale of its Florida condominium property (See Note 8).

         In September 1994, the Company sold its Palm Desert property, consisting of two acres of unimproved land, for approximately $575,000 (net of approximately $40,000 in fees and expenses), recognizing a gain of approximately $530,000 on the transaction. The net proceeds from the sale were used to fully pay off the Company's bank line of credit in the amount of $570,000.

6.       BANKRUPTCY EMERGENCE
         --------------------
         The order confirming the Company's plan for reorganization under chapter 11 of the United States Bankruptcy Code was entered on November 9, 1994 and contemplates full repayment of all pre-petition liabilities over a twelve year period. These obligations, consisting primarily of a 1993 jury award and the unfunded portion of the Company's defined benefit pension plan, totalled approximately $1,200,000. Additionally, the Company's term bank note was extended for six years. In June 1995, the Company received a favorable adjudication ruling, effectively reducing its obligation on the 1993 jury award by more than $750,000.

                           NETWORKS ELECTRONIC CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1995

7.       STOCK OPTIONS EXERCISED
         -----------------------
         In October 1995, the Company's chief executive officer elected to exercise 75,000 options to purchase the Company's common stock at a price of $0.1875 per share.

8.       SUBSEQUENT EVENTS
         -----------------
         In January 1996, the Company completed the sale of its Florida condominium property, recognizing a loss of $20,773. As a result of the subsequent sale, the property's cost of $71,900, net of the above loss amount, was separately identified as a current asset on the Company's December 31, 1995 balance sheet. The net proceeds from the sale (after payment of the related mortgage debt) will be utilized for general corporate purposes.

         In January 1996, the Internal Revenue Service granted the company its requested waiver of the minimum funding requirement for its pension plan. This amount will be amortized over a five year period.

                          NETWORKS ELECTRONIC CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Results of Operations
---------------------

Sales for the six months ended December 31, 1995 increased 77% to $2,025,000 from $1,145,000 for the comparable period of the prior year. The increase resulted primarily from the implementation of a program by the new management team to jump-start production. Ordnance sales were particularly affected, increasing by approximately 244% from depressed prior-year levels, while Bearing Division sales, comprising 57% of the total sales mix, increased by 46%. Overall sales for the three months ended December 31, 1995 were up approximately 46% from prior year totals. The smaller increase in the December 1995 quarter was largely due to the convenience cancellation of an Ordnance Division time and materials contract.

The Company's gross profit margins increased to approximately 33% during the six months ended December 31, 1995, from approximately 20% during the six months ended December 31, 1994, aided by the continued participation of executive personnel in the production process. It is expected that the Company's recent positive trends in both sales and profitability should continue through the end of the current fiscal year, but at a less robust pace, as the Company adjusts internally to a higher level of capacity utilization and shifts its resources to longer-term production projects.

General, administrative and selling expenses declined by 20% (approximately $81,000) compared to the six month period ended December 31, 1994, due to reductions in legal fees pertaining to the administration of the Company's chapter 11 reorganization and to lower staff payroll costs. The December 1995 quarter, however, only showed a 6% decrease, as the Company hired additional personnel to accommodate the increased sales volume and continued with its policy of staff wage normalization.

Net interest expense was flat at about $109,000 during the six months ended December 31, 1995, as compared to the six months ended December 31, 1994. A lower outstanding aggregate loan balance was offset by a higher effective interest rate on the Company's installment mortgage note.

Research and Development programs in the Ordnance division have started to produce results. In December 1995, the Company succesfully completed R&D and on a line of squib switches that were qualified and shipped in the second quarter.

                           NETWORKS ELECTRONIC CORP.

Backlog as of December 31, 1995 was approximately $1,300,000 for the Bearing Division and approximately $500,000 for the Ordnance Division. Overall, this represents a decline of about $1,000,000 from levels attained at June 30, 1995. In the second quarter, management has hired sales and marketing personnel and has increased its book-to-bill ratio.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Financial Condition
-------------------

The Company had working capital of approximately $1,326,000 at December 31, 1995, as compared to $1,128,000 at June 30, 1995. The improvement of $198,000 was due primarily to the net income generated during the six months ended December 31, 1995 and the reclassification of a building held for sale as a current asset. With the Community Redevelopment Agency loan commitment, management believes that the Company can continue to generate enough earnings to meet medium-term financing needs.

The Company's cash position increased by approximately $160,000 from June 30, 1995 levels, to about $277,000 at the December 31, 1995 balance sheet date. The increase was largely related to the collection of a settlement amount from the Company's insurance carrier resulting from water damage sustained in the 1994 Northridge Earthquake.

                           NETWORKS ELECTRONIC CORP.

                                    PART II

                               OTHER INFORMATION


Item 2.  Shareholders Stock Information
---------------------------------------

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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended December 31, 1995.

                           NETWORKS ELECTRONIC CORP.


Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       NETWORKS ELECTRONIC CORP.
                                       (Registrant)



                                       BY:
                                           DAVID WACHTEL
                                           ___________________________
                                           DAVID WACHTEL

                                           Chairman of the Board,
                                           Chief Executive Officer,
                                           President, Chief Financial
                                           Officer





Date: January 29, 1996
      ----------------