Form 10-Q
period 1996-03-31
NETWORKS ELECTRONIC CORP
filed 1996-05-15
CIK 71106

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   Form 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For Quarter ended March 31, 1996 COMMISSION FILE NUMBER 0-1817


                           NETWORKS ELECTRONIC CORP.
             -----------------------------------------------------
             (exact name of registrant as specified in its charter)


           CALIFORNIA                               95-1770469
  -----------------------------           -------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification
 incorporation of organization)                      Number)


           9750 DeSoto Avenue, Chatsworth, California 91311
           ------------------------------------------------
                (Address or principal executive offices)


                                 (818) 341-0440
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X            No
                            -----             -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of

        CLASS                                          1,671,221
- - -----------------------------                  -----------------------------
Common Stock - $.25 par value                  Outstanding at March 31, 1996

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                           NETWORKS ELECTRONIC CORP.
                                 BALANCE SHEET
                        March 31, 1996 and June 30, 1995

                                      Mar. 31, 1996  June 30, 1995
                                       (unaudited)     (audited)
                                      -------------  -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents          $  291,115     $  117,494
  Accounts receivable - net             532,765        538,984
  Receivable from officer                  -            27,228
  Receivable from insurance company        -           234,687
  Other receivables                       1,009          5,500
  Inventories                         1,263,603      1,061,946
  Prepaid expenses and deposits          76,069          8,040
  Deferred income taxes                  15,096         15,096
                                     ----------     ----------
          Total current assets        2,179,657      2,008,975
                                     ----------     ----------

PROPERTY AND EQUIPMENT, AT COST:
  Land                                  131,773        131,773
  Building and improvements           1,999,695      1,994,439
  Machinery and equipment             4,383,026      4,345,213
                                     ----------     ----------
                                      6,514,494      6,471,425
  Less accumulated depreciation       5,646,649      5,553,265
                                     ----------     ----------
  Property and equipment, net           867,845        918,160
                                     ----------     ----------

DEFERRED INCOME TAXES,
  NON-CURRENT PORTION                   161,106        248,306
                                     ----------     ----------
          Total assets               $3,208,608     $3,175,441
                                     ==========     ==========


The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.
                                 BALANCE SHEET
                        March 31, 1996 and June 30, 1995

                                     Mar. 31, 1996  June 30, 1995
                                       (unaudited)    (audited)
                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
  Notes payable and current
    maturities of long-term debt      $  120,000   $   121,953
  Note payable, related party -
    current portion                       50,667        50,667
  Accounts payable                       459,522       417,773
  Customer advances and deposits            -           11,585
  Curr. portion of pre-petition debt:
     Adjudication award payable           52,525        52,525
     Accrued pension liability           182,754        28,800
     Other payables                       20,000        20,000
  Income taxes payable                      -            6,276
  Other accrued expenses                 161,175       171,608
                                       ---------    ----------
     Total current liabilities         1,046,643       881,187
                                       ---------    ----------
LONG-TERM DEBT:
  Long-term debt, less current
    maturities                         1,815,620     1,863,363
  Note payable, related party             42,222        80,222
  Accrued pension liability              202,653       382,931
                                      ----------   -----------
  Commitments and Contingencies            -             -
                                      ----------   -----------
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS):
  Common stock, par value $.25 per
   share; authorized 10,000,000 shares,
   issued and outstanding 1,671,221
   and 1,596,221 shares, respectively   417,805       399,055
  Additional paid-in capital            280,985       285,672
  Accumulated deficit                  (470,586)     (604,318)
  Stock subscriptions receivable        (14,063)         -
  Pension liability adjustment         (112,671)     (112,671)
                                    -----------   -----------
     Total stockholders' equity
       (deficiency in assets)           101,470       (32,262)
                                    -----------   -----------
     Total liabilities and
       stockholders' equity
       (deficiency in assets)       $ 3,208,608   $ 3,175,441
                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                     Three Months Ended      Nine Months Ended
                           March 31,              March 31,
                        1996       1995        1996        1995
                  ----------------------  ----------------------
Sales             $   930,536  $ 935,221  $2,955,155  $2,080,073

Cost of sales         672,846    639,295   2,029,228   1,550,570
                  -----------  ---------  ----------  ----------
Gross profit          257,690    295,926     925,927     529,503

Selling, adminis-
 trative and other
 operating expenses   200,546    174,444     530,979     586,346
                  -----------  ---------  ----------  ----------
Operating
   income (loss)       57,144    121,482     394,948     (56,843)

Other income (exp.):
 Gain (loss) on
  disposition
  of property            -          -         (7,273)    530,857
 Insurance reimb.        -       100,000        -        150,000
 Interest and non-
  operating expense,
  net                 (55,671)   (73,773)   (164,443)   (182,820)
                   ----------  ---------  ----------  ----------
    Income
     before
     income taxes       1,473    147,709     223,232     441,194

Income tax provision
 (benefit)               (300)      -         89,500      20,800
                   ----------  ---------  ----------  ----------
    Net income     $    1,773  $ 147,709  $  133,732  $  420,394
                   ==========  =========  ==========  ==========
Earnings
 per share         $      .00  $     .09  $      .08  $      .26
                   ==========  =========  ==========  ==========
Average weighted
 number of shares
 outstanding        1,596,221  1,596,221   1,596,221   1,596,221
                   ==========  =========   =========   =========


The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                          Nine Months Ended
                                              March 31,
                                          1996          1995
                                        ---------     ---------
Cash flows from operating
 activities:
  Net income                            $ 133,732     $ 420,394
                                        ---------     ---------
Adjustments to reconcile net income
  to net cash used in
  operating activities:
   Non-cash items included
    in net income:
       Depreciation and
        amortization                       93,384       129,726
       Loss (gain) on disposition
        of property                         7,273      (530,857)
       Deferred income taxes               87,200          -
   Changes in:
       Receivables                        272,625       (13,700)
       Inventories                       (201,657)     (113,621)
       Prepaid expenses and deposits      (68,029)      (32,407)
       Accounts payable and
        accrued expenses                   31,316        56,690
       Customer advances and deposits     (11,585)      (13,660)
       Income taxes                        (6,276)       20,000
       Accrued pension liability          (26,324)        3,600
                                        ---------     ---------
         Total adjustments                177,927      (494,229)
Net cash provided by (used in)
  operating activities                    311,659       (73,835)
                                        ---------     ---------





The accompanying notes are an integral part of these financial statements.

                          NETWORKS ELECTRONIC CORP.
                           STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                           Nine Months Ended
                                                March 31,
                                           1996         1995
                                         ---------    ---------
Cash flows from investing
 activities:
  Capital expenditures                   $(114,969)   $  (3,032)
     Net proceeds from disposition
       of property                          64,627      574,453
                                         ---------    ---------
Net cash provided by (used in)
  investing activities                     (50,342)     571,421
                                         ---------    ---------
Cash flows from financing
 activities:
  Credit line pay off                         -        (570,000)
  Proceeds from long-term borrowings        63,430         -
  Mortgage debt reduction                 (113,126)    (101,308)
  Proceeds from note payable,
   related party                              -         152,000
  Payments on note payable,
   related party                           (38,000)     (12,667)
                                         ---------    ---------
Net cash used in
  financing activities                     (87,696)    (531,975)
                                         ---------    ---------
Net increase (decrease) in
  cash and cash equivalents                173,621      (34,389)

Cash and cash equivalents
  at beginning of period                   117,494      164,786
                                         ---------    ---------
Cash and cash equivalents
  at end of period                       $ 291,115    $ 130,397
                                         =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                        $   9,500    $     800
                                         =========    =========
Interest paid                            $ 173,040    $ 200,739
                                         =========    =========





                           NETWORKS ELECTRONIC CORP.
                               NOTES TO FINANCIAL
                                 March 31, 1996

1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows for the periods shown.

     Certain prior period amounts have been reclassified to conform to the current period's presentation.

     The results of operations for the nine month period are not necessarily indicative of the results to be expected for a full year of operations.


      INVENTORIES

2. Inventories are valued at the lower of cost (FIFO) or market. The inventories at March 31, 1996 and June 30, 1995 consisted of the following:


                                         Mar. 31,       June 30,
                                           1996           1995
                                        (unaudited)     (audited)
                                        -----------    ----------
       Raw materials                    $  195,698     $  162,352

       Work in process                     683,348        574,006

       Finished goods and components       542,382        491,810
                                        ----------     ----------
                                         1,421,428      1,228,168
       Less progress payments              (24,825)          -
       Less applied to customer deposit       -           (16,222)
       Less reserve for obsolescence      (133,000)      (150,000)
                                        ----------     ----------
       Total                            $1,263,603     $1,061,946
                                        ==========     ==========




                        NETWORKS ELECTRONIC CORP.
                      NOTES TO FINANCIAL STATEMENTS
                              March 31, 1996


3.    LONG-TERM DEBT

      At March 31, 1996 and June 30, 1995, the Company's long-term debt consisted of the following:


                                          Mar. 31,      June 30,
                                            1996          1995
                                        (unaudited)     (audited)
                                        -----------   -----------
      Note payable to bank, secured
      by deed of trust on land and
      building, with interest payable
      monthly at a reference rate
      (10.5% at March 31, 1996), and
      principal payable in monthly
      installments of $10,000 through
      June 2000, at which time a
      balloon payment of $1,342,528
      will become due.                   $1,852,528    $1,942,528

      Note payable to bank, secured
      by real estate, payable in monthly
      installments of $348 (including
      interest at 10% per annum)
      through September 2003.  Balance
      paid off in January 1996.                -           23,126

      Note payable to Community
      Redevelopment Agency ("CRA"),
      non-interest bearing, secured by
      real estate, no principal payments
      required through June 1996, at
      which time the note is to be
      converted into a long-term CRA
      construction loan.                     83,092        19,662
                                         ----------    ----------
                                          1,935,620     1,985,316
      Less current maturities               120,000       121,953
                                         ----------    ----------
      Total                              $1,815,620    $1,863,363
                                         ==========    ==========





                          NETWORKS ELECTRONIC CORP.
                        NOTES TO FINANCIAL STATEMENTS
                                March 31, 1996


4. NOTE PAYABLE, RELATED PARTY

   In January 1995, the Company received a $152,000 loan from the estate of its former president and chief executive officer, secured by specific machinery and equipment. The loan is being repaid in equal monthly principal installments of $4,222 (plus interest at 10%) over a three year period. A loan fee of $2,000 was charged to consummate the transaction. The outstanding loan balance at March 31, 1996 and June 30, 1995 was $92,889 and $130,889, respectively.

5. PENSION PLAN

   In January 1996, the Internal Revenue Service granted the Company its requested waiver of the minimum funding requirement for its pension plan for the plan year ended June 30, 1995. This amount is being amortized over a five year period, beginning with the plan year ended June 30, 1996. Total pension plan contributions required for the plan year ended June 30, 1996 and due by March 15, 1997 (including the prior year amortized portion) are $182,754.


6. GAINS AND LOSSES ON DISPOSITIONS OF PROPERTY

   During the nine months ended March 31, 1996, the Company sold fully depreciated machinery for $13,500.

   In January 1996, the Company completed the sale of its Florida condominium property, recognizing a loss of $20,773. The net proceeds from the transaction were approximately $51,000. Of this amount, approximately $22,500 was utilized to pay off the related mortgage debt, with the balance utilized for general and administrative purposes.

   In September 1994, the Company sold its Palm Desert property, consisting of two acres of unimproved land, for approximately $575,000 (net of approximately $40,000 in fees and expenses), recognizing a gain of approximately $530,000 on the transaction. The net proceeds from the sale were used to fully pay off the Company's bank line of credit in the amount of $570,000.

                          NETWORKS ELECTRONIC CORP.
                        NOTES TO FINANCIAL STATEMENTS
                                March 31, 1996


7. BANKRUPTCY EMERGENCE

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


8. STOCK OPTIONS EXERCISED

   In October 1995, the Company's chief executive officer elected to exercise 75,000 options to purchase the Company's common stock at a price of $0.1875 per share.

9. SUBSEQUENT EVENTS

   On about April 10, 1996 the United States Bankruptcy Apellate Panel of the Ninth Circuit upheld the company's claim to cap Robert Bitter's award. This affirmed the bankruptcy court's order of June 5, 1996, that limited this claim to approximately $52,000.

                              NETWORKS ELECTRONIC CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. Such factors include, among other things, overall economic conditions, the impact of competition, developments which may render the Company's products and services obsolete or less attractive, and the Company's financial constraints. See "Factors That May Affect Future Results and Financial Condition" below.

Results of Operations

Sales for the nine months ended March 31, 1996 increased 42% to $2,955,000 from $2,081,000 for the comparable period of the prior year. The increase resulted primarily from the continuance of the rebuilding program implemented by the new management team. Ordnance sales were particularly affected, increasing by approximately 53% from depressed prior-year levels, while Bearing Division sales, comprising 60% of the total sales mix, increased by 35%. Overall sales for the three months ended March 31, 1996 were flat when compared to prior year totals. The slower sales pace during the March 1996 quarter was due in large part to production being shut down for several days in February because of a power failure resulting from an accident occurring at the plant. The Company has subsequently expanded its production schedule to close the sales gap created by having to defer shipments.

The Company's gross profit margins increased to approximately 31% during the nine months ended March 31, 1996, from approximately 25% during the nine months ended March 31, 1995. It is expected that the Company's overall positive trends in both sales and profitability should continue through the end of the current fiscal year, but at a less robust pace, as the Company adjusts internally to a higher level of capacity utilization and shifts its resources to longer-term production projects.

General, administrative and selling expenses declined by 9% (approximately $55,000) compared to the nine month period ended March 31, 1995, due to reductions in legal fees pertaining to the administration of the Company's chapter 11 reorganization and to lower staff payroll costs. The March 1996 quarter, however, showed a 15% increase from the prior year, as the Company hired additional personnel to accommodate the increased sales volume and
continued with its policy of staff wage normalization.   Settlement costs
continue to be incurred related to the convenience cancellation of a time and materials contract.

Net interest expense fell by about 10% to approximately $165,000 during the nine months ended March 31, 1996, as compared to $183,000 for the nine months ended March 31, 1995. A lower outstanding aggregate loan balance more than offset a higher effective interest rate on the Company's installment mortgage note.

                          NETWORKS ELECTRONIC CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Research and development programs in the Ordnance Division have started to produce results. In December 1995, the Company successfully completed R&D and on a line of squib switches that were qualified and shipped in the second quarter. The Company continued to employ significant resources toward proprietary R&D programs during the March 1996 quarter.

Backlog as of March 31, 1996 was approximately $1,400,000 for the Bearing Division and approximately $400,000 for the Ordnance Division. Overall, this represents a decline of about $1,000,000 from levels attained at June 30, 1995. In an effort to bolster the Company's in house Sales and Marketing efforts the company is attempting to forge strategic alliances with external representatives, distributors and its customer base in order to better position is products and services.


Financial Condition

The Company had working capital of approximately $1,133,000 at March 31, 1996, as compared to $1,128,000 at June 30, 1995. The improvement of only $5,000 was due primarily to the fact that pre-tax income (excluding depreciation) of approximately $317,000 generated during the nine months ended March 31, 1996 was counter-balanced by the re-classification of $120,000 of the Company's mortgage note and approximately $183,000 of the Company's pension plan liability from long to short-term. With the Community Redevelopment Agency loan commitment, management believes that the Company can continue to generate enough earnings to meet medium-term financing needs.

The Company's cash position increased by approximately $174,000 from June 30, 1995 levels, to about $291,000 at the March 31, 1996 balance sheet date. The increase was largely related to the collection of a settlement amount from the Company's insurance carrier resulting from water damage sustained in the 1994 Northridge Earthquake.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the following factors:


HISTORY OF LOSSES; VARIABILITY OF OPERATING RESULTS

         The Company is in the process of emerging from bankruptcy protection. Despite historical losses, the Company experienced its first operating profit in four years during the year ended June 30, 1995, in the amount of approximately $47,000. The Company's revenues and operating results have varied substantially from period to period. There can be no assurance that the Company will be profitable in the future or that future revenues and operating results will not also vary substantially. New management has expended and continues to expend substantial time and resources in attempting to resolve problems arising from the Company's financial condition and to restore confidence in the Company. Although the research and development expenditures of the Company have increased, its financial condition limits its ability to engage in large scale research and development. Also, the Company's financial condition has limited the ability of the Company to modernize its plant and equipment which hinders the Company's marketing efforts. Future revenues and profits, if any, will depend upon various factors, including, but not limited to, management's ability to restore confidence in the Company, continued market acceptance of the Company's current products, the ability of the Company to develop distribution and marketing channels and develop and introduce new products or to develop new markets for its existing products and the successful implementation of its planned marketing strategies. If the Company is not able to achieve its operating objectives, the Company may find it necessary to reduce its expenditures for sales, marketing, and research and development, or undertake other such actions as may be appropriate, and may be otherwise unable to achieve its goals or continue its operations.

COMPETITION

         Certain of the Company's existing and potential competitors have substantially greater financial, marketing and other resources than the Company. These competitors have also been able to market their products successfully to the Company's existing and potential customers in the defense
and aerospace industries.   Increased competition could result in price
reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. The Company has determined to follow a strategy of continuing product development to the extent permitted by the financial resources of the Company to protect its competitive position to the extent practicable. There can be no assurance that the Company will be able to maintain its position in the field or continue to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its profitability or financial performance.

TECHNOLOGICAL CHANGE

         The markets for specialized bearings and ordnance products are characterized by advances in technology. Accordingly, the Company's ability to compete in those markets may depend in large part on its success in enhancing its existing products and in developing new products. There can be no assurance that the Company will succeed in such efforts or that any of its products will not be rendered obsolete or uneconomical by technological advances made by others.

DEPENDENCE ON KEY CUSTOMERS

         During fiscal years 1993, 1994 and 1995, sales to the Department of Defense by the Company constituted 35%, 24% and 29%, respectively, of the Company's sales. In addition, sales to Eagle-Picher Industries accounted for approximately 18% of the Company's 1994 sales and 17% of its 1995 sales. A significant decline in sales to any of these key customers would adversely affect the Company.

DEPENDENCE UPON DEFENSE INDUSTRY

         The Company has been supplying components for United States defense programs for over [40] years. Reliance upon defense programs has certain inherent risks, including the uncertainty of economic conditions, dependence on Congressional appropriations and administrative allotment of funds, changes in governmental policies that may reflect military and political developments and other factors characteristic of the defense industry. The Company is unable to predict the impact, if any, of recent or impending Congressional elections on defense appropriations for programs in which the Company's products are incorporated.

PRODUCT LIABILITY AND RISK MANAGEMENT

         As a manufacturer of ordnance products and specialized bearings for the defense and aerospace industries, the Company is subject to the risk of claims arising from injuries to persons or property. The Company maintains general liability insurance but does not maintain product liability insurance. Although the Company has instituted quality control procedures that it believes produce products of the highest quality, the Company may become subject to future proceedings alleging defects in it products.

NO EARTHQUAKE INSURANCE

         The Company's principal executive offices are located in a facility owned by the Company in Chatsworth, California--an area which was damaged in the 1994 Northridge, California earthquake. The Company does not currently carry insurance against earthquake-related risks. The Company suffered approximately $1.2 million in damages costs and renovations to its facility resulting from that earthquake, and recovered only approximately $384,000 from insurers as a result of insured flood damage caused by the earthquake.

KEY PERSONNEL

         The Company's success is highly dependent on the efforts and abilities of its Chairman, David Wachtel. The loss of services of Mr. Wachtel could have a material adverse effect on the Company.

CONTROL OF COMPANY

         The Mihai D Patrichi Trust (the "Trust") presently owns of record approximately 47.3% of the Company's outstanding voting stock. Accordingly, the Trust is able to control the election of a majority of the directors, and, therefore, the business and affairs of the Company and approve or disapprove any corporate action submitted to a vote of the Company's shareholders, in each case regardless of how other shareholders of the Company may vote. The provisions of the Trust provide that the trustees act in a prudent manner to dispose of the Trust's interest in the Company. In the matter of In Re: Mihai
D. Patrichi Trust (Case No. BP03796), now pending in the Superior Court of California for the county of Los Angeles, Michael Patrichi, one of the beneficiaries of the Trust is attempting to remove and replace the co-trustees of the Trust, Ileana Wachtel and Rodica Patrichi. Sale by the Trust of its interest in the Company would effect a change in the control of the Company. Sales of substantial amounts of Common Stock in the public market under Rule 144 or otherwise, or even the potential for such sales, could adversely affect the prevailing market prices for the Common Stock and could impair the ability to raise capital through the sale of its equity securities.

CONTRACTS

         The Company generates substantially all of its revenues pursuant to procurement contracts for custom designed or manufactured bearings or ordnance products. The ability of the Company to generate additional revenues will depend upon its ability to obtain additional contracts. Substantially all of the Company's contracts are on a fixed-fee basis. Accordingly, the Company is subject to the risk of cost overruns. Because the Company manufactures ordnance and specialized bearings for the defense and aerospace industries, the Company is subject to extremely stringent quality control standards and testing. These standards are implemented through internal operational quality control procedures of the Company and through customer audits. Furthermore, lot acceptance test procedures("LATs") are required by the Company's customers. These LATs include environmental testing and detonation and non-detonation tests. Generally, the Company's ordnance products are manufactured in batches and then subjected to LATs under standards that result in rejection of an entire manufactured batch if a single unit fails. From time to time, the Company has experienced LATs failures resulting from human error or technical problems. Occurrence of LATs failures of this type on large contracts could adversely impact the revenues of the Company and no assurance can be given that such failures will not occur in the future.

VOLATILITY OF WORKLOAD

         To remain profitable, the Company is highly dependent on its ability to maintain a suitably sized staff of qualified technical personnel commensurate with a fluctuating volume of work. New contracts often arise at unscheduled or unanticipated times. The Company endeavors to maintain adequate staff to respond to these unscheduled opportunities. If the Company overestimates its projected workload, the resulting financial burden can reduce profitability. Occasionally, the Company is faced with the opposite problem - a shortage of suitable technical personnel -- or the funds to pay premium rates to obtain the necessary skilled labor that is in short supply, and is unable to timely perform contracts, potentially resulting in cost overruns or late delivery penalties.

GOVERNMENTAL REGULATION

         The Company's operations are subject to, and substantially affected by, extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on the Company's operations that could adversely affect the Company's results, such as limitations on the expansion of metals plating facilities of the Company, limitations on or banning disposal of certain categories of waste, or mandates regarding the disposal of hazardous waste generated by the Company's operations. Because of heightened public concern, companies in the metals plating business, including the Company, may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines on the Company or to revoke or deny renewal of the Company's waste generation and disposal permits or licenses for violations of environmental laws or regulations or to require the Company to remediate environmental problems resulting from its operations, all of which could have a material adverse effect on the Company. The Company may also be subject to actions brought by individuals or community groups in connection with the permitting or licensing of its operations, any alleged violations of such permits and licenses, or other such matters.

PREMISES BUILD-OUT

         The Company has commenced retrofitting and repairing of the north building of its Premises which was damaged in the Northridge Earthquake. This project is being funded by loans and grants from the Community Redevelopment Agency of the City of Los Angeles. The Company has entered into a construction contract to accomplish the retrofit and repair of the north building and anticipates that the funding procured from the Community Redevelopment Agency will be sufficient to fund all anticipated costs under the contract. However, the Company will be required to fund any unanticipated cost overruns from operating reserves or with additional financing. There can be no assurance that additional financing would be available on terms acceptable to the Company. If the Company is required to fund construction with its cash reserves, resulting cash constraints could limit the Company's ability to improve the remainder of its plant and equipment and to fund other operating requirements of the Company.

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


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 1996.

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





Date: May 3, 1996