Form 10-K
period 1996-06-30
NETWORKS ELECTRONIC CORP
filed 1996-10-15
CIK 71106

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                                  ANNUAL REPORT
                         Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 1996
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

                     Yes  /x/     No  / /

  The aggregate market value of the shares of common stock (based on the closing sales price of these shares on September 27, 1996) held by nonaffiliates of the registrant was $605,794.

  The number of shares outstanding of the registrant's common stock, $.25 par value, was 1,671,221 at September 27, 1996.

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

Competition
The Company encounters varied degrees of competition depending upon the division involved. The Bearing Division sells its product lines in competitive markets, on the basis of a combination of price, delivery, and product quality. Many of the Division's competitors are divisions or segments of large diversified companies with financial resources greater than those of Networks. The Ordnance Division sells its products on a less competitive basis than does the Bearing Division, although they do compete with about 4-6 ordnance component manufacturers with similar capacity to Networks' Ordnance Division. The Company's two divisions sell a number of products for which they are the sole source. See section entitled "Patents."

Customer Dependency

Its Bearing Division manufactures specialized bearings for sale to the defense and aerospace industries either directly to the U.S. Government or to Government prime contractors, such as: McDonnell Douglas and Lockheed Martin. Only the Department of Defense (33%) and Industria Engineering (12%) contributed 10% or more of the Bearing Division's revenues during the fiscal year ended June 30, 1996.

The Ordnance Division of the Company manufactures electro- pyrotechnic devices for the defense and aerospace industries. Its products are sold to a few prime contractors such as: Hughes Missile Systems and Textron. These customers accounted for 33%, and 18%, respectively, of the Ordnance Division's revenues for the fiscal year ended June 30, 1996. No other customer accounted for 10% or more of the Ordnance Division's revenues.

Backlog
The Company's backlog of unfilled orders at June 30, 1996 was approximately $1,350,000, compared with $2,800,000 at June 30, 1995. The backlog at September 27, 1996 has increased to approximately $2,000,000.

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

Research and Development
During the last three fiscal years, the Company has engaged in limited Company-sponsored research and development activities. Throughout the past year, the Company has increased its research and development efforts in both divisions. The estimated amount spent during the years ended June 30, 1996, 1995, and 1994 on such activities was approximately $97,000, $2,000, and $24,000, respectively. A significant portion of the 1996 expenditures related to the qualification process for new Ordnance devices.

Environmental Contingent Liabilities
Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had no adverse effect on capital expenditures, earnings or the competitive position of the Company since the previous year.

Employees
At June 30, 1996, the Company had approximately 64 employees, as compared with 59 at June 30, 1995.

Material Changes in Business
There have been no material changes in business done by the Company since the previous year.

Lines of Business
The Company has been engaged in more than one line of business during its last five fiscal years.

Corporate Summary of Results by Division (In Thousands)

------------------------------------------------------------------------------------------------------------
                                             1996         1995           1994          1993           1992
-------------------------------------------------------------------------------------------------------------
Bearing Division
  Sales*                                    $2,383       $1,895       $ 1,530        $ 3,067        $ 4,346
  Pretax income (loss)**                       212        1,117          (398)        (1,407)          (224)
  Identifiable assets                        1,984        2,133         1,759          2,399          3,639
Ordnance Division:
  Sales*                                     1,550        1,112         1,253          1,543          2,249
  Pretax income (loss)**                        47          633          (146)          (173)           157
  Identifiable assets                        1,298        1,042           844          1,283          1,845
Capital expenditures of each segment:
 Bearings                                      181           28             2             37             34
 Ordnance                                      138           17             3              7              6

*   No intersegment sales.

**  Does not include interest expense in any of the five years presented.
--------------------------------------------------------------
Parents
The Mihai D. Patrichi Trust owns 790,383 shares (approximately 47%) and beneficially controls 895,053 shares (approximately 54%) of the Company's common stock. By reason of this ownership of such common stock, the Mihai D. Patrichi Trust is deemed to be a parent of the Company for the purposes of the Securities Act of 1934, as amended. The trust is administered by Ileana Wachtel (Mihai Patrichi's daughter) and Rodica Patrichi (Mihai Patrichi's wife). There is no such other person who owns 10% or more of the Company's common stock, and who might be deemed a "parent" of the Company.

Bankruptcy Status
On July, 1993, the Company filed a voluntary petition for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, and subsequently operated its business as a debtor- in possession, subject to the supervision of the Bankruptcy Court. The order confirming the Company's plan for reorganization was entered on November 9, 1994, contemplating full repayment of all pre-petition liabilities over a twelve year period.

ITEM 2.  PROPERTIES
The Company's administrative, engineering and manufacturing activities are all performed from an 85,000 square foot building located on 7.25 acres of land in a light industrial area of Chatsworth, California. Currently approximately 50,000 square feet are under renovation. Such facilities are adequate for the Company's current manufacturing needs. Subsequent to June 30, 1996, the Company has leased approximately 35,000 square feet of the premises under renovation to a third party. See Note 17 of the notes to the Financial Statements. In January 1996, the Company sold its residential condominium in Orlando, Florida (which was not used for business).

ITEM 3.  LEGAL PROCEEDINGS
See Note 16 of the notes to the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

Price Range of Common Stock
The following table shows the range of transaction prices for trades of the common stock in the over-the-counter market for the fiscal quarters indicated, as reported by the OTC electronic bulletin board.

-------------------------------------
Year              High         Low
-------------------------------------
1994
  1st Quarter      0 5/16       0 1/16
  2nd Quarter      0 5/16       0 1/16
  3rd Quarter      0 5/16       0 1/16
  4th Quarter      0 5/16       0 1/16
1995
  1st Quarter      0 1/4        0 1/16
  2nd Quarter      0 3/16       0 1/16
  3rd Quarter      0 7/16       0 1/16
  4th Quarter      0 5/8        0 1/16
1996
  1st Quarter      1 1/2        0 5/8
  2nd Quarter      1 1/2        0 1/2
  3rd Quarter      1 3/4        1
  4th Quarter      1            0 3/4

----------------------------------------------------------------
Networks Electronic Corp. stock was formerly listed on NASDAQ, the over-the-counter market, as NWRK. As of May 7, 1993, the stock has been quoted on the OTC electronic bulletin board.
-----------------------------------------------------------------

                                  Approximate Number of
                                  Record Holders (As of
     Title of Class                September 27, 1996)
-----------------------------------------------------------------
Common stock, $.25 par value                967*

*Included in the number of stockholders of record are shares held in "nominee" or "street" name.

-----------------------------------------------------------------
Dividends
The Company has never paid cash dividends on its common stock. During each of the years ended June 30, 1993 and 1992, respectively, a 5% common stock dividend was declared and distributed to stockholders. No common stock dividends were declared during any of the years ended June 30, 1996, 1995, and 1994. Payment of future dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on retained earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6.  SELECTED FINANCIAL DATA
         FIVE-YEAR FINANCIAL HISTORY

(In thousands of dollars except per share data)

-----------------------------------------------------------------------------------------------------------------
                                                            Years Ended June 30,
                                    -----------------------------------------------------------------------------
                                              1996           1995          1994           1993           1992
-----------------------------------------------------------------------------------------------------------------
Operations
  Sales                                    $ 3,933        $ 3,007        $ 2,783        $ 4,610        $ 6,595
                                           -------        -------        -------        -------        -------
  Net income (loss)                             31          1,767           (800)        (1,885)          (260)
                                           -------        -------        -------
  Net income (loss) per common share           .02           1.11           (.50)         (1.18)          (.16)*
                                           -------        -------        -------        -------        -------
Financial position
  Working capital (deficiency)             $   835        $ 1,128        $(1,004)       $(2,173)       $  (659)
                                           -------        -------        -------        -------        -------
  Stockholders' (deficiency in
    assets) equity                            (242)           (32)        (1,877)          (887)           991
                                           -------        -------        -------        -------        -------
  Total assets                               3,282          3,175          2,603          3,682          5,484
                                           -------        -------        -------        -------        -------
  Long-term debt                             2,367          2,327          1,966             25             26
                                           -------        -------        -------        -------        -------

No cash dividends have been paid or accrued during the past five years.

* Restated to reflect a 5% common stock dividend issued during the year ended June 30, 1993.

-----
Reference is made to the financial statements and notes thereto included elsewhere herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

1996 AND 1995

Results of Operations

Sales increased overall by approximately 31% to $3,933,000 during the year ended June 30, 1996 from $3,007,000 in 1995. Both the Company's divisions enjoyed strong sales gains, with the Bearing Division up approximately 26% and the Ordnance Division up approximately 39%.

Gross margins in both divisions were down slightly, due to a series of factors, resulting in a Company-wide decline to approximately 18.9% from 19.5% the previous year. While the Company continues to attempt to cut costs, the impact of normalizing wages did have an effect on the Company's margins, as compared with the previous year. Additionally, the Ordnance Division diverted resources toward the successful qualification of specific devices for a program that was eventually canceled.

As anticipated, general and administrative expenses increased by approximately 5% ($29,000) during the year ended June 30, 1996, due mostly to the addition of new staff and the continued implementation of the Company's wage normalization policies.

Despite the cost pressures, the Company succeeded in posting its second consecutive operating profit, after three years of losses. Operating income, in fact, increased approximately $128,000 from the previous year to $175,000.

Interest expense was approximately 4% lower in 1996 than that of the previous year, because of a reduction in average aggregate borrowings. Although the interest rate environment remains favorable, interest expense may increase in the coming fiscal year, as the Company's short-term borrowing needs are also expected to increase.

Despite a limited research and development budget ($97,000 in 1996, and $2,000 in 1995) the Company has developed new products in both divisions. The Bearing Division has been actively involved in designing, and recently qualified new bearings for a Space Shuttle program. A number of new items have been designed for a major aircraft manufacturer and the Company has been in conversation with other OEMs in hopes of selling its parts directly to them.

Even though the Ordnance Division was adversely affected by a convenience cancellation, it had significant success in qualifying new items. Over twenty new switches were qualified, a redesigned cord cutter was qualified and a new piston actuator was designed and qualified for another prime contractor.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has accomplished an overall streamlining, and has improved efficiency in its operations. A combination of new recruits and longer-term employees rising through the ranks into management positions has allowed the Company to develop a strong sense of cohesiveness, both internally and with its existing customers. This "teaming concept," combined with improved automation, is central to management's effort to provide value-added services to its customer base.

Although the Company's backlog at June 30, 1996 (totalling about $1,350,000) was diminished compared with the previous year, it is important to note that a significant portion of the 1995 backlog was delinquent. In working with the government on the PROCAS program, the Company has been successful in its efforts to reduce its delinquencies.

Furthermore, there has been a recent increase in orders. Backlog has increased by more than 40% (about $600,000) since year-end. The Company remains committed to increasing its bookings and, in this regard, it has hired an established sales representative, and continues to work with its distributors and OEMs to help it secure new orders.

Another positive note relates to the rental of space in the north wing of the Company's Chatsworth facility. The Company (lessor) has finalized a long-term lease agreement which should net the Company more than $210,000 annually in rental income for at least the next five years.

Liquidity and Capital Resources

The Company had working capital of approximately $835,000 at June 30, 1996 as compared to working capital of approximately $1,128,000 at June 30, 1995, which represented a decline of $293,000. The decrease was primarily due to a difference in non-recurring receivables between the two years of $172,000, along with an increase in the current portion of the Company's accrued pension liability of $160,000 in the current year. This increase was a result of the Company having received a waiver by IRS of the minimum funding standard for the year ended June 30, 1995. Correspondingly, the Company's current ratio shrank from 2.3 to 1.7. Excluding inventory, the ratio declined from 1.1 to 0.8. These trends reflect the fact that the Company is having some temporary difficulty in meeting its short-term cash obligations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The financing for the Company's rental project (as discussed above) is particularly favorable. The Community Redevelopment Agency ("CRA") has provided $1,300,000 for the project. This is a zero percent interest loan with no payments for five years and level principal payments over the remaining twenty years. Fifteen percent ($195,000) of this funding is a grant and will not have to be paid back. This financing arrangement will save the Company approximately $100,000 per year over the next twenty-five years as compared to a conventional loan. In addition, the tenant will directly contribute $100,000 and lend the Company up to $288,000 (at 10% per annum) to pay for the necessary construction improvements.

With the CRA loan and grant commitment and the recent signing of its tenant lease agreement at its Chatsworth facility, management believes that the Company can generate enough earnings to meet medium term financing needs. Management is seeking to refinance its mortgage and possibly establish a line of credit in the near future to support current operating requirements. There can however, be no assurances that management will be successful in its efforts.

Factors That May Affect Future Results and Financial Condition

Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the following factors:

History of Losses; Variability of Operating Results

The Company is in the process of emerging from bankruptcy protection. Despite historical losses, the Company experienced its first operating profit in four years during the year ended June 30, 1995, in the amount of approximately $47,000, and a second consecutive operating profit during the year ended June 30, 1996 in the amount of approximately $175,000. The Company's revenues and operating results have varied substantially from period to period. There can be no assurance that the Company will be profitable in the future or that future revenues and operating results will not also vary substantially. New management has expended and continues to expend substantial time and resources in attempting to resolve problems arising from the Company's financial condition and to restore confidence in the Company. Although the research and development expenditures of the Company have increased, its financial condition limits its ability to engage in large scale research and development. Future revenues and profits, if any, will depend upon various factors,

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors That May Affect Future Results and Financial Condition
(Continued)

including, but not limited to, management's ability to restore confidence in the Company, continued market acceptance of the Company's current products, the ability of the Company to develop distribution and marketing channels and develop and introduce new products or to develop new markets for its existing products and the successful implementation of its planned marketing strategies. If the Company is not able to achieve its operating objectives, the Company may find it necessary to reduce its expenditures for sales, marketing, and research and development, or undertake other such actions as may be appropriate, and may be otherwise unable to achieve its goals or continue its operations.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors That May Affect Future Results and Financial Condition
(Continued)

Dependence on Key Customers

During fiscal years 1996, 1995 and 1994, sales to the Department of Defense by the Company constituted 20%, 29% and 24%, respectively, of the Company's sales. Sales to Hughes Missile Systems accounted for approximately 13% of sales in 1996. Sales to Eagle-Picher Industries accounted for approximately 17% and 18% os sales in 1995 and 1994, respectively. Industria Engineering accounted for approximately 10% of sales in 1994. A significant decline in sales of any of these key customers could adversely affect the Company.

Dependence Upon Defense Industry

The Company has been supplying components for United States defense programs for over forty years. Reliance upon defense programs has certain inherent risks, including the uncertainty of economic conditions, dependence on Congressional appropriations and administrative allotment of funds, changes in governmental policies that may reflect military and political developments and other factors characteristic of the defense industry. The Company is unable to predict the impact on defense appropriations for programs in which the Company's products are incorporated.

Product Liability and Risk Management

As a manufacturer of ordnance products and specialized bearings for the defense and aerospace industries, the Company is subject to the risk of claims arising from injuries to persons or property. The Company maintains general liability insurance but does not maintain product liability insurance. Although the Company has instituted quality control procedures that it believes produce products of the highest quality, the Company may become subject to future proceedings alleging defects in its products.

No Earthquake Insurance

The Company's principal executive offices are located in a facility owned by the Company in Chatsworth, California - an area which was damaged in the 1994 Northridge, California earthquake. The Company does not currently carry insurance against earthquake-related risks. The Company suffered approximately $1.2 million in damages, costs and renovations to its facility resulting from that earthquake, and recovered only approximately $384,000 from insurers as a result of insured flood damage caused by the earthquake.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors That May Affect Future Results and Financial Condition
(Continued)

Key Personnel

The Company's success is highly dependent on the efforts and abilities of its Chairman, David Wachtel and a number of key employees. The loss of services of Mr. Wachtel or these key employees could have material adverse effect on the Company.

Control of Company

The Mihai D. Patrichi Trust (the "Trust") presently owns of record approximately 47.3% of the Company's outstanding voting stock. Accordingly, the Trust is able to control the election of a majority of the directors, and, therefore, the business and affairs of the Company and approve or disapprove any corporate action submitted to a vote of the Company's shareholders, in each case regardless of how other shareholders of the Company may vote. The provisions of the Trust provide that the trustees act in a prudent manner to dispose of the Trust's interest in the Company. In the matter of In Re: Mihai D. Patrichi Trust (Case No. BP03796), now pending in the Superior Court of California for the County of Los Angeles, Michael Patrichi, one of the beneficiaries of the Trust, is attempting to remove and replace the co-trustees of the Trust, Ileana Wachtel and Rodica Patrichi. Sale by the Trust of its interest in the Company would effect a change in the control of the Company. Sales of substantial amounts of Common Stock in the public market under Rule 144 or otherwise, or even the potential for such sales, could adversely affect the prevailing market prices for the Common Stock and could impair the ability to raise capital through the sale of its equity securities.

Contracts

The Company generates substantially all of its revenues pursuant to procurement contracts for custom designed or manufactured bearings or ordnance products. The ability of the Company to generate additional revenues will depend upon its ability to obtain additional contracts. Substantially all of the Company's contracts are on a fixed-fee basis. Accordingly, the Company is subject to the risk of cost overruns. Because the Company manufactures ordnance and specialized bearings for the defense and aerospace industries, the Company is subject to extremely stringent quality control standards and testing. These standards are implemented through internal operational quality control procedures of the Company and through customer audits. Furthermore, lot acceptance test procedures ("LATs") are required by the Company's customers. These LATs include environmental testing and detonation and non-

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors That May Affect Future Results and Financial Condition
(Continued)

detonation tests. Generally, the Company's ordnance products are manufactured in batches and then subjected to LATs under standards that result in rejection of an entire manufactured batch if a single unit fails. From time to time, the Company has experienced LAT failures resulting from human error or technical problems. Occurrence of LAT failures of this type on large contracts could adversely impact the revenues of the Company and no assurance can be given that such failures will not occur in the future.

Volatility of Workload

To remain profitable, the Company is highly dependent on its ability to maintain a suitably sized staff of qualified technical personnel commensurate with a fluctuating volume of work. New contracts often arise at unscheduled or unanticipated times. The Company endeavors to maintain adequate staff to respond to these unscheduled opportunities. If the Company overestimates its projected workload, the resulting financial burden can reduce profitability. Occasionally, the Company is faced with the opposite problem - a shortage of suitable technical personnel or the funds to pay premium rates to obtain the necessary skilled labor that is in short supply, and is unable to timely perform contracts, potentially resulting in cost overruns or late delivery penalties.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors That May Affect Future Results and Financial Condition
(Continued)

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

1995 AND 1994

Results of Operations

The Company's sales improved by approximately 8% to $3,007,000 during the year ended June 30, 1995 from $2,783,000 in 1994. Approximately $1,863,000 (62%) of sales for the 1995 year occurred during the six month period between January 1, 1995 and June 30, 1995 (corresponding to the arrival of a new management team), which represented an increase of approximately $620,000 from the comparable six month period of the prior year.

The Company still felt the effects of cutbacks in defense spending and in the aerospace industry. In spite of these pressures, the Company's combined backlog increased about 40% to approximately $2,800,000 at June 30, 1995 from $2,000,000 at June 30, 1994, boosted in large measure by management's efforts to revive past relationships.

The Company continued with its austerity program in compliance with its chapter 11 reorganization plan, reducing its selling, general, and administrative expenses by approximately 51% ($560,000) from amounts incurred in the 1994 year. Almost $400,000 of this reduction reflected both a significant decline in staff payroll expenses and considerable savings in legal costs due to the winding down of court filings related to the Company's chapter 11 status.

A series of non-recurring income items contributed approximately $1,700,000 to pre-tax income during 1995. Specifically, the Company had a lawsuit judgement reduced from approximately $820,000 to $53,000 and settled other litigation at or below expected amounts. The Company sold raw land in Palm Desert for approximately $581,000, resulting in a pre-tax profit of about $537,000, and its insurance carrier agreed to settle claims arising from the Northridge Earthquake for approximately $385,000.

Interest expense was approximately 6% lower in 1995 than that of the previous year. A reduction in average aggregate borrowings was partly offset by a higher effective interest rate on the Company's mortgage note.

Liquidity and Capital Resources

The Company had working capital of approximately $1,128,000 at June 30, 1995 as compared to a deficit of $1,004,000 at June 30, 1994, which represented an improvement of $2,132,000. The improvement was primarily due to approximately $1,700,000 in non-recurring items, along with the reclassification of approximately $383,000 of the Company's pension plan obligation as a long-term liability.

ITEM 8.  FINANCIAL STATEMENTS
         INDEX

                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountant                        19

Balance Sheets - Assets                                                  20

Balance Sheets - Liabilities and Stockholders'
  Deficiency in Assets                                                   21

Statements of Operations                                                 22

Statement of Stockholders' Deficiency in Assets                          24

Statements of Cash Flows                                                 26

Notes to the Financial Statements                                        30

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

I have audited the accompanying balance sheets of Networks Electronic Corp. as of June 30, 1996 and 1995 and the related statements of operations, stockholders' deficiency in assets and cash flows for each of the three years in the period ended June 30, 1996. My audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Corporation's management. My responsibility is to express an opinion on these financial statements and financial statement schedule based on my audits.

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

In my opinion, such financial statements present fairly, in all material respects, the financial position of Networks Electronic Corp. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in my opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        Hurley & Company

September 20, 1996
Granada Hills, California

NETWORKS ELECTRONIC CORP.
BALANCE SHEETS

---------------------------------------------------------------------
                                                June 30,
                                       ------------------------------
Assets                                     1996           1995
---------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents            $   99,114       $  117,494
                                       ----------       ----------
  Receivables:
    Trade accounts receivable             758,159          543,984
    Less allowance for doubtful
     accounts                               5,000            5,000
                                       ----------       ----------
                                          753,159          538,984
                                       ----------       ----------
  Receivable from officer                      --           27,228
  Other receivables                        68,000          240,187
  Inventories, less reserve for
   obsolescence of $160,000 and
   $150,000, respectively               1,043,256        1,061,946
  Prepaid expenses and deposits            19,577            8,040
  Deferred income taxes,
   current portion                          9,469           15,096
                                       ----------       ----------
       Total current assets             1,992,575        2,008,975
                                       ----------       ----------

PROPERTY AND EQUIPMENT, AT COST:
  Land                                    131,773          131,773
  Buildings and improvements            2,194,703        1,994,439
  Machinery and equipment               4,335,926        4,345,213
                                       ----------       ----------
                                        6,662,402        6,471,425
  Less accumulated depreciation         5,627,847        5,553,265
                                       ----------       ----------
                                        1,034,555          918,160
                                       ----------       ----------
DEFERRED INCOME TAXES,
  NON-CURRENT PORTION                     254,795          248,306
                                       ----------       ----------
                                       $3,281,925       $3,175,441
                                       ==========       ==========

The accompanying notes are an integral part of these financial statements.

NETWORKS ELECTRONIC CORP.
BALANCE SHEETS

                                                             June 30,
                                                   --------------------------
Liabilities and Stockholders'
  Deficiency in Assets                               1996               1995
-------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Notes payable and current
    maturities of long-term debt                $   120,000        $   121,953
  Note payable, related party -
    current portion                                  50,667             50,667
  Accounts payable                                  535,013            417,773
  Customer advances and deposits                         --             11,585
  Curr. portion of pre-petition debt:
   Adjudication award payable                        56,059             52,525
   Accrued pension liability                        188,800             28,800
   Other payables                                    31,315             20,000
  Accrued income taxes payable                           --              6,276
  Other accrued expenses                            175,840            171,608
                                                -----------        -----------
        Total current liabilities                 1,157,694            881,187
                                                -----------        -----------
LONG-TERM DEBT:
  Long-term debt, less
    current maturities                            1,890,236          1,863,363
  Note payable, related party                        29,555             80,222
  Long-term portion of
    accrued pension liability                       446,850            382,931
                                                -----------        -----------
COMMITMENTS AND CONTINGENCIES
  (NOTES 12 AND 16)                                      --                 --
                                                -----------        -----------
STOCKHOLDERS' DEFICIENCY IN ASSETS:
  Common stock--par value $.25 per
    share; authorized 10,000,000
    shares, issued and outstanding
    1,671,221 and 1,596,221 shares
    in 1996 and 1995, respectively                  417,805            399,055
  Additional paid-in capital                        280,985            285,672
  Accumulated deficit                              (573,734)          (604,318)
  Stock subscriptions receivable                    (14,063)                --
  Pension liability adjustment                     (353,403)          (112,671)
                                                -----------        -----------
        Total stockholders'
                     deficiency in assets          (242,410)           (32,262)
                                                -----------        -----------
                                                $ 3,281,925        $ 3,175,441
                                                ===========        ===========

The accompanying notes are an integral part of these financial statements.

NETWORKS ELECTRONIC CORP.
STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------
                                                    Years Ended June 30,
                                       -----------------------------------------------------
                                                1996              1995              1994
--------------------------------------------------------------------------------------------
SALES                                      $ 3,932,925        $ 3,007,473       $ 2,783,065

COST OF SALES                                3,189,521          2,421,310         2,043,834
                                           -----------        -----------       -----------
         GROSS PROFIT                          743,404            586,163           739,231

SELLING, ADMINISTRATIVE AND OTHER              568,560            539,523         1,099,795
                                           -----------        -----------       -----------
     OPERATING INCOME (LOSS)                   174,844             46,640          (360,564)
                                           -----------        -----------       -----------
OTHER INCOME (EXPENSE):
    Interest expense                          (229,291)          (239,661)         (255,013)
    Reduction of jury award                         --            767,126                 -
    Gain (loss) on
     disposition of assets                      (7,273)           545,007                 -
    Insurance and legal settlements                 --            384,687            80,000
    Earthquake expense                              --                 --          (273,498)
    Other, net                                  58,489              6,789            10,330
    CRA debt forgiveness                        33,125                 --                 -
                                           -----------        -----------       -----------v
                                              (144,950)         1,463,948          (438,181)
                                           -----------        -----------       -----------
     INCOME (LOSS) BEFORE INCOME TAX
       PROVISION (BENEFIT)                      29,894          1,510,588          (798,745)

INCOME TAX PROVISION (BENEFIT)                    (690)          (256,326)              800
                                           -----------        -----------       -----------
     NET INCOME (LOSS)                     $    30,584        $ 1,766,914       $  (799,545)
                                           ===========        ===========       ===========
NET INCOME (LOSS) PER SHARE                $       .02        $      1.11       $      (.50)
                                           ===========        ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING          1,647,515          1,596,221         1,596,221
                                           ===========        ===========       ===========

The accompanying notes are an integral part of these financial statements.

NETWORKS ELECTRONIC CORP.

STATEMENT OF STOCKHOLDERS' DEFICIENCY IN ASSETS Years Ended June 30, 1996, 1995, and 1994

                                        Common Stock      Additional      Stock
                                    --------------------    Paid-in    Subscriptions   Accumulated    Adjustments
                                      Shares     Amount     Capital     Receivable       Deficit       To Equity       Total
                                    ---------   --------  ----------   -------------   -----------    -----------  ------------
Balance, July 1, 1993               1,596,221   $399,055    $285,672     $   -        $(1,571,687)    $    -       $  (886,960)
  Net loss                               -          -           -            -           (799,545)         -          (799,545)
  Pension liability adjustment           -          -           -            -               -         (190,085)      (190,085)
                                    ---------   --------    --------     --------     -----------     ---------    -----------
Balance, June 30, 1994              1,596,221    399,055     285,672         -         (2,371,232)     (190,085)    (1,876,590)
  Net income                             -          -           -            -          1,766,914          -         1,766,914
  Pension liability adjustment           -          -           -            -               -           77,414         77,414
                                    ---------   --------    --------     --------     -----------     ---------    -----------
Balance, June 30, 1995              1,596,221    399,055     285,672         -           (604,318)     (112,671)       (32,262)
  Net income                             -          -           -            -             30,584          -            30,584
  Stock options exercised              75,000     18,750      (4,687)     (14,063)           -             -              -
  Pension liability adjustment           -          -           -            -               -         (240,732)      (240,732)
                                    ---------   --------    --------     --------     -----------     ---------    -----------
Balance, June 30, 1996              1,671,221   $417,805    $280,985     $(14,063)    $  (573,734)    $(353,403)   $  (242,410)
                                    =========   ========    ========     ========     ===========     =========    ===========

The accompanying notes are an integral part of these financial statements.

NETWORKS ELECTRONIC CORP.
STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------
                                                       Years Ended June 30,
                                              -----------------------------------------------
                                                  1996              1995            1994
                                              -----------      ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                            $  30,584        $ 1,766,914      $  (799,545)
                                              ---------        -----------      -----------
 Adjustments to reconcile
  net income (loss) to net cash
  provided by (used in) operations:
   Noncash items included in
    net income (loss):
     Depreciation and amortization              130,307            176,048          222,184
     Deferred income taxes                         (862)          (263,402)               -
     Loss (gain) on disposition
      of assets                                   7,273           (545,007)               -
   Changes in:
     Accounts receivable and refundable
      income taxes                              (14,760)          (325,915)         206,863
     Inventories                                 18,690           (212,695)         249,234
     Prepaid expenses and deposits              (11,537)             7,410           29,996
     Accounts payable and accrued
      expenses                                  119,508           (643,480)          (7,416)
     Income taxes payable                        (6,276)                --                -
     Customer advances and deposits             (11,585)            (9,966)        (260,874)
                                              ---------        -----------      -----------
       TOTAL ADJUSTMENTS                        230,758         (1,817,007)         439,987
                                              ---------        -----------      -----------
       NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                    261,342            (50,093)        (359,558)
                                              ---------        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                         (318,602)           (44,587)          (4,935)
  Proceeds from disposition of assets            64,627            588,603                -
                                              ---------        -----------      -----------
       NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                   (253,975)           544,016           (4,935)
                                              ---------        -----------      -----------

The accompanying notes are an integral part of these financial statements.

NETWORKS ELECTRONIC CORP.
STATEMENTS OF CASH FLOWS (Continued)

                                              1996             1995          1994
                                          -----------      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Credit line pay-off                            --         (570,000)            -
  Mortgage debt reduction                  (143,125)        (121,766)       (12,015)
  Proceeds from revolving line of
    credit and long-term borrowings         168,045           19,662            900
  Proceeds from note payable,
    related party                                --          152,000              -
  Payments on note payable,
    related party                           (50,667)         (21,111)             -
                                          ---------        ---------     ----------
        NET CASH USED IN
         FINANCING ACTIVITIES               (25,747)        (541,215)       (11,115)
                                          ---------        ---------     ----------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                      (18,380)         (47,292)      (375,608)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                      117,494          164,786        540,394
                                          ---------        ---------     ----------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                          $  99,114        $ 117,494     $  164,786
                                          =========        =========     ==========

Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------
In the fiscal year ended June 30, 1996, the Company recognized an additional minimum pension liability in the amount of $240,732 by increasing stockholders' deficiency in assets for the same amount.

In the fiscal year ended June 30, 1995, the Company reduced an additional minimum pension liability previously recognized (representing the excess of the accumulated benefit obligation over the fair value of plan assets and liabilities already accrued) by $77,414 and reduced stockholders' deficiency in assets for the same amount.

In the fiscal year ended June 30, 1994, the Company recognized an additional minimum pension liability in the amount of $190,085 by increasing stockholders' deficiency in assets for the same amount.

NETWORKS ELECTRONIC CORP.
NOTES TO THE FINANCIAL STATEMENTS


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

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

During the year ended June 30, 1996, the Company elected early adoption of SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and Long-Lived Assets to be Disposed Of." Historically, the Company has complied with the requirements of SFAS No. 121. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell.

Accounting for Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," will be adopted by the Company during the year ended June 30, 1997 as required by this statement. When adopted, SFAS No. 123 will not have any effect on the Company's financial position or results of operations, but may require the Company to provide expanded disclosure.

2.  BASIS OF PRESENTATION

An order confirming the Company's plan for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California was entered on November 9, 1994, which contemplates full repayment of all pre-petition liabilities over a twelve year period. These obligations, consisting primarily of the unfunded portion of the Company's defined benefit pension plan, totalled approximately $450,000 (as adjusted downward by approximately $750,000 due to a favorable ruling on a wrongful termination claim). Additionally, the Company's term loan with its bank was extended for six years (see Notes 5 and 16).

3.  INVENTORIES

Inventories consisted of:
                                                   June 30,
                                          ------------------------
                                             1996          1995
                                          ------------------------
Raw materials                             $  133,818    $  162,352
Work in process                              376,998       574,006
Finished goods and components                742,091       491,810
                                          ----------    ----------
                                           1,252,907     1,228,168
Less progress payments                       (49,651)         -
Less applied against customer deposit           -          (16,222)
Less reserve for obsolescence               (160,000)     (150,000)
                                          ----------    ----------
                                          $1,043,256    $1,061,946
                                          ==========    ==========

4.  LONG-TERM DEBT, NOTES PAYABLE

Long-term debt and notes payable consisted of the following:

                                                    June 30,
                                            ------------------------
                                               1996          1995
--------------------------------------------------------------------
Note payable to bank, secured by deed of
    trust on land and building,
    principal payable in monthly
    installments of $10,000 through June
    2000, with interest payable monthly
    at a reference rate (10.50% at June
    30, 1996). A balloon payment for
    $1,342,528 is due in June 2000 (See
    Note 5)                                 $1,822,528    $1,942,528

Note payable to bank, secured by real
    estate, payable in monthly
    installments of $348 (including
    interest at 10% per annum) through
    September 2003. Paid-off in January
    1996                                             -        23,126

Note payable to Community Redevelopment
    Agency, City of Los Angeles ("CRA"),
    non-interest bearing construction
    loan, secured by real estate, no
    principal payments required through
    April 2001, with level monthly
    principal payments applicable over
    20 years through April 2021                187,708        19,662
                                            ----------    ----------
                                             2,010,236     1,985,316
  Less current maturities                      120,000       121,953
                                            ----------    ----------
                                            $1,890,236    $1,863,363
                                            ==========    ==========

Maturities of long-term debt in each of the next five years are as follows:

                            Year ending June 30,:
                                      1997             $  120,000
                                      1998                120,000
                                      1999                120,000
                                      2000              1,462,528
                                      2001                  1,564
                                      Thereafter          186,144
                                                       ----------
                                                       $2,010,236
                                                       ==========

5.  CREDIT AGREEMENTS

The Company reached an agreement with its bank, as confirmed by the Company's plan for reorganization entered on November 9, 1994. Terms of the agreement include the payment of interest at the bank's reference rate plus 2.25% (currently 10.50%), $10,000 per month principal payments until maturity, and a balloon payment of $1,342,528 in June 2000. Additionally, in the event of default, the entire outstanding principal balance of the note will become immediately due and payable and will bear interest equal to 4 percentage points above the applicable interest rate as defined above.

The Los Angeles City Council approved the funding of $800,000 through the Community Redevelopment Agency for the retrofit and repair of the Company's damaged building at the Chatsworth site. The damage was sustained as a result of the Northridge Earthquake in January 1994. Of the total commitment, 15% is a grant and 85% is an interest-free loan to be repaid over 20 years, beginning 5 years from the date of the loan. A predevelopment loan agreement was entered into in June 1995 in the amount of $98,925, to pay the Company's costs incurred in preparing construction drawings and related documents, as well as in obtaining necessary approvals and permits. $19,662 of these costs were incurred by June 30, 1995.

Total predevelopment costs were rolled over into the finalized loan package when the Agency Loan Agreement was signed in April 1996.

Of the $800,000 initial commitment, $220,833 had been expended at June 30, 1996, leaving an unutilized balance of $579,167. Of the disbursed funds at June 30, 1996, $33,125 (15%) was recognized as forgiveness of debt income, and the balance of $187,708 as long-term debt.

Subsequent to June 30, 1996, the CRA approved an additional funding amount of $500,000, which was amended onto the initial Agency Loan Agreement, thereby bringing the total CRA commitment to $1,300,000 (of which $195,000 is a grant).

The Company's average aggregate borrowings were $2,047,000, $2,217,000, and $2,658,000, at weighted average interest rates of 10.7%, 10.7%, and 9.6% in 1996, 1995, and 1994, respectively. The average aggregate borrowings and weighted average interest rate computations include a note payable to a related party during the years ended June 30, 1996 and 1995, respectively. Interest paid amounted to $225,301, $242,196, and $252,640 during the fiscal years ended June 30, 1996, 1995, and 1994, respectively.


6.  NOTE PAYABLE, RELATED PARTY

In January 1995, the Company received a $152,000 loan from the estate of its former president and chief executive officer, secured by specific machinery and equipment. The loan is being repaid in equal monthly principal installments of $4,222 (plus interest at 10%) over a three year period. A loan fee of $2,000 was charged to consummate the transaction, and interest paid on the note during the years ended June 30, 1996 and 1995 amounted to $10,947 and $6,230, respectively. The outstanding loan balance at June 30, 1996 was as follows:

Total loan outstanding                                   $ 80,222
Less current portion                                       50,667
                                                         --------
Long-term portion                                        $ 29,555
                                                         ========
The debt matures as follows:

                Year ending June 30,:
                          1997                           $ 50,667
                          1998                             29,555
                                                         --------
                                                         $ 80,222
                                                         ========

7.  STOCK OPTION PLAN

Stock Option Plan

The Company has a stock option plan, as amended October 15, 1974, (the "Stock Option Plan") under which options to purchase up to an aggregate of 185,200 shares of the Company's common stock may be granted to key employees at a price not less than the fair market value at the date of grant. Options issued under the Stock Option Plan will expire unless exercised within five years of the grant date. During the year ended June 30, 1993, the Company issued 20,000 stock options (10,000 each) under the Stock Option Plan to an officer and a director, exercisable at a price of $1.00 per share. The officer's stock options have since expired due to cessation of employment. The director's options, if not exercised, will expire on October 22, 1996, due to his resignation from the board in July 1996.

The Company's Board of Directors has adopted the the Networks Electronic Corp 1996 Stock Incentive Plan (the "1996 Plan") which provides for the grant of up to 100,000 shares of the Company's Common Stock to directors, officers, employees and consultants of the Company. The 1996 Plan will be submitted to the shareholders of the Company for approval at the next Annual Meeting of Shareholders. As of September 27, 1996 no options have been granted under the 1996 Plan.


Options Granted Outside of the Company's Stock Option Plan

During the year ended June 30, 1995, the Company's Board of Directors awarded 75,000 fully-vested stock options to its chief executive officer, exercisable at a price of $.1875 per share, and 2,500 additional stock options (500 each) to five other key employees, exercisable at a price of $.25 per share. The exercise price, in each instance, corresponded to the mid-point of the closing bid and ask price of the Company's common stock on the date of grant, which was November 1, 1994 for the chief executive officer's options and March 31, 1995 for the other key employees' options.

The chief executive officer exercised his 75,000 options during the year ended June 30, 1996; accordingly, at the year-end balance sheet date, the Company recorded a stock subscription receivable for $14,063. A total of 1,000 stock options awarded to two of the five key employees have expired due to cessation of employment; the remaining 1,500 stock options will fully vest after three years of continuous employment. All of these options will expire if not exercised within five years from the date of the grant.

No other options are currently outstanding nor have any been previously granted.

8.  INCOME TAXES

Income taxes (benefits) consisted of the following:

                                     Years Ended June 30,
                             -----------------------------------
                               1996         1995         1994
----------------------------------------------------------------
Federal income
  (benefit)                  $ (1,490)   $(161,591)   $    -
California franchise tax
  (benefit)                       800      (94,735)         800
                             --------    ---------    ---------
                             $   (690)   $(256,326)   $     800
                             ========    =========    =========

Current                      $    172    $   7,076    $     800
Deferred                         (862)    (263,402)        -
                             --------    ---------    ---------
                             $   (690)   $(256,326)   $     800
                             ========    =========    =========

The differences between the effective income tax rate and the statutory federal income tax rate are as follows:

                                      Years Ended June 30,
                              -----------------------------------
                                 1996         1995         1994

-----------------------------------------------------------------
Computed statutory federal
  income tax (benefit)       $    4,484     $513,600    $(271,573)
Increases (decreases)
  resulting from:
 California franchise tax,
  net of federal tax
  benefit                         1,391       93,727          528
 Tax credits                    (12,104)        -            -
 Rate differential due to
  expected utilization of
  federal NOL carryforward
  to future year at higher
  effective tax rate              5,680         -            -
 Valuation allowance, due to
  unlikelihood of future
  realization of deferred
  tax benefit                    10,000     (864,802)     270,464
 Other                          (10,141)       1,149        1,381
                             ----------    ---------    ---------
 Income tax provision
   (benefit)                 $     (690)   $(256,326)   $     800
                             ==========    =========    =========

Net income taxes paid (refunded) amounted to $9,500, $800, and $(34,814) during the fiscal years ended June 30, 1996, 1995, and 1994, respectively.

The Company's current income tax provision (benefit) is based on current year taxable income (loss). The deferred income tax provision (benefit) is based on the temporary differences between the book basis and tax basis of assets and liabilities at the end of each year and the expected reversal of those differences. The deferred tax provision (benefit) in 1996, 1995, and 1994 is as follows:

                                       Years Ended June 30,
                               -----------------------------------
                                  1996         1995         1994
------------------------------------------------------------------
Change in temporary difference:
Depreciation                       $ (2,901)    $ (11,959)    $ (27,076)
Inventory obsolescence               (4,330)       32,042       (25,980)
Pension plan                         (1,521)        1,761        15,604
Litigation                           19,253       347,321       (15,155)
Other                                   (44)         (510)       (4,010)
Accrued vacation and sick leave      (3,511)       (4,008)        2,258
Uniform capitalization                4,327        17,910           904
Alternative minimum tax credits         628        (6,276)            -
Other tax credits                   (12,104)            -             -
California franchise tax                382       (47,600)       53,734
Utilization of federal and
  California NOL carryforwards            -       272,719             -
Benefit of federal and
  California NOL carryforwards      (11,041)            -      (270,743)
Valuation allowance, due to
  estimate of future
  realization                        10,000      (864,802)      270,464
                                   --------     ---------     ---------
Deferred inc. tax provision
  (benefit)                        $   (862)    $(263,402)    $       -
                                   ========     =========     =========

At June 30, 1996 the Company had an unused federal net operating loss carryforward of approximately $660,000, with $630,000 expiring in the year ending June 30, 2009 and the balance of $30,000 in the year ending June 30, 2011. Also at June 30, 1996, the Company had an unused California net operating loss carryforward of approximately $880,000, with $520,000 expiring in the year ending June 30, 1998, $10,000 expiring in the year ending June 30, 2001,and the balance of $350,000 expiring in the year ending June 30, 2004.

Additionally, the Company has a federal general business credit carryover of approximately $29,000, with $21,000 expiring in the year ending June 30, 2007 and the balance of $8,000 expiring in the year ending June 30, 2111, and a California tax credit carryover of approximately $15,500, with $4,000 expiring in the year ending June 30, 2006, $8,500 expiring in the year ending June 30, 2007, and the remaining $3,000 expiring in the year ending June 30, 2111.

Significant components of the Company's deferred tax liabilities and assets at June 30, 1996 and June 30, 1995 are:

                                               1996       1995
                                            ---------  ---------
Liabilities
  Depreciable property, plant and equipment $  61,245  $  64,146
  California franchise tax                     50,136     49,754
                                            ---------  ---------
  Gross deferred tax liabilities              111,381    113,900
                                            ---------  ---------
Assets
  Inventory                                    85,053     85,050
  Accounts receivable                           2,165      2,165
  Pension plan                                121,661    120,140
  Other employee benefits                      24,726     21,216
  Litigation                                    3,490     22,743
  Alternative minimum tax credits               5,648      6,276
  Other tax credits                            45,585     33,481
  NOL carryforwards                           293,627    282,585
  Other                                         3,690      3,646
                                            ---------  ---------
  Gross deferred tax assets                   585,645    577,302
                                            ---------  ---------
  Deferred income tax asset                   474,264    463,402
  Valuation allowance                        (210,000)  (200,000)
                                            ---------  ---------
  Deferred income tax asset - net           $ 264,264  $ 263,402
                                            =========  =========


The respective deferred tax benefits at the June 30, 1996 and June 30, 1995 balance sheet dates are presented as follows:

                                               1996       1995
                                            ---------  ---------
  Current portion                           $   9,469  $  15,096
  Non-current portion                         254,795    248,306
                                            ---------  ---------
  Total                                     $ 264,264  $ 263,402
                                            =========  =========

9.  EMPLOYEE RETIREMENT PLAN

The Company has a defined benefit pension plan covering substantially all of its employees. The plan has been modified through amendment, with all participants' accrued benefits frozen as of August 31, 1992. The freeze was necessitated primarily as a means of reducing annual pension funding requirements.

Pension expense was $32,311, $24,733, and $10,628 for the years ended June 30, 1996, 1995, and 1994, respectively, and was determined in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 87 "Employers' Accounting for Pension Plans." Periodic pension costs for the years ended June 30, 1996, 1995, and 1994 are summarized below:

                            1996           1995           1994
                         ---------      ---------      ---------
Service cost             $    -         $    -         $    -
Interest cost              193,558        182,659        184,531
Actual return on
 plan assets              (116,942)      (283,845)       (31,304)
Net amortization and
 deferral                  (44,305)       125,919       (142,599)
                         ---------      ---------      ---------
Total pension expense    $  32,311      $  24,733      $  10,628
                         =========      =========      =========

The status of the plan is as follows:         1996          1995
Actuarial present value of
  benefit obligations:
  Vested benefits                        $(2,449,049)  $(2,334,957)
  Nonvested benefits                         (28,429)       (2,775)
                                         -----------   -----------
  Accumulated benefit obligation          (2,477,478)   (2,337,732)
  Effect of future salary increases             -             -
                                         -----------   -----------
  Projected benefit obligation            (2,477,478)   (2,337,732)
  Fair value of plan assets                1,841,828     1,926,001
                                         -----------   -----------
  Projected benefit obligation in
  excess of fair value of plan assets       (635,650)     (411,731)
  Unrecognized net loss                      353,403       112,671
                                         -----------   -----------
  Accrued pension cost                      (282,247)     (299,060)
  Minimum pension adjustment                (353,403)     (112,671)
                                         -----------   -----------
  Accrued pension liability              $  (635,650)  $  (411,731)
                                         ===========   ===========

A minimum pension liability equal to the excess of the accumulated benefit obligation over the fair value of plan assets and liabilities already accrued was reflected in the balance sheets at June 30, 1996 and 1995 through the recording of an increase to stockholders' deficiency in assets in the amount of $240,732 and $112,671, respectively.

The expected long-term rate of return on plan assets was 9% for both 1996 and 1995. The discount rate used in determining the actuarial present value of accumulated benefit obligations was 8% for both 1996 and 1995. There was no rate of increase in future compensation levels at both June 30, 1996 and June 30, 1995 because of the plan curtailment.

Since the court confirmation of its Chapter 11 reorganization plan in November 1994, the Company continues to make pension plan contributions in the amount of $2,400 per month. A balloon payment of approximately $25,000 was made in March 1996 to prevent the assessment of a federal excise tax and further penalties for the plan year ended June 30, 1994. Additionally, the IRS granted the Company's request for waiver of the minimum funding standard for the plan year ended June 30, 1995. The waiver allows for the deferral of approximately $240,000 in plan contributions (plus interest), which are now to be paid over a statutory five year period, beginning with the plan year ended June 30, 1996.

In order to meet the current year's minimum funding requirement, a balloon payment of approximately $160,000 (including approximately $59,000 owed as a result of the June 30, 1995 funding waiver) will be required in March 1997. The total 1995/96 minimum annual funding requirement is approximately $183,000, which increased approximately $19,000 because the mortality assumption table was changed from the 1971 to the 1983 year. However, future annual minimum contributions should decrease significantly over the next several years, due to the expiration of the five year amortization period for actuarial plan losses sustained in prior years.

10. BUSINESS SEGMENTS

The principal business of the Company is the design, fabrication, assembly and sale of high technology assemblies for aerospace and defense prime contractors. The Company operates two divisions: (1) U.S. Bearing Division whose products are spherical, self- aligned, self-lubricating and specialized bearings used chiefly in the aircraft and space industries, and (2) Ordnance Division whose products include miniaturized electro-pyrotechnic devices such as switches, initiator-igniters for missile subsystems, thermal relay switches, and glass-to-metal seals used solely for the defense and aerospace industries.

                                   Income (Loss) Before
                                   Income Tax Provision             Capital
                             Sales*      (Benefit)      Assets    Expenditures  Depreciation
--------------------------------------------------------------------------------------------
Year ended June 30, 1996:
  Bearings                 $2,383,133  $   211,870   $1,984,455     $180,328      $100,269
  Ordnance                  1,549,792       47,315    1,297,470      138,274        30,038
                           ----------  -----------   ----------     --------      --------
                           $3,932,925      259,185   $3,281,925     $318,602      $130,307
                           ==========                ==========     ========      ========
Interest expense                           229,291
                                       -----------
                                       $    29,894
                                       ===========
Year ended June 30, 1995:
  Bearings                 $1,895,408  $ 1,116,982   $2,132,782     $ 28,090      $114,508
  Ordnance                  1,112,065      633,267    1,042,659       16,497        61,540
                           ----------  -----------   ----------     --------      --------
                           $3,007,473    1,750,249   $3,175,441     $ 44,587      $176,048
                           ==========                ==========     ========      ========
Interest expense                           239,661
                                       -----------
                                       $ 1,510,588
                                       ===========
Year ended June 30, 1994:
  Bearings                 $1,530,141  $  (397,826)  $1,758,816     $  2,302      $163,878
  Ordnance                  1,252,924     (145,906)     844,372        2,633        58,306
                           ----------  -----------   ----------     --------      --------
                           $2,783,065     (543,732)  $2,603,188     $  4,935      $222,184
                           ==========                ==========     ========      ========
Interest expense                           255,013
                                       -----------
                                       $  (798,745)
                                       ===========

      * All sales were made to unaffiliated customers and there were no intersegment sales.

11. FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal 1996, the Company recorded significant adjustments to its accounts which resulted in reducing net income by approximately $50,000. The adjustments were principally to correct the Company's year-end inventory accounts.

12. EMPLOYMENT AGREEMENTS, RELATED PARTY RECEIVABLE

The Company has an employment agreement with David Wachtel, its President and Chief Executive Officer. The agreement provides for minimum annual compensation of $150,000 for a period of three years, expiring April 30, 1998. The Company previously had an employment agreement with Mihai D. Patrichi, the Company's Founder, and former President and Chief Executive Officer, who passed away in November 1994. The agreement provided for minimum compensation of $180,000 per year until the end of Mr. Patrichi's life. However, effective September 1994, Mr. Patrichi took a salary reduction to $153,000 per year as a condition of the Company's chapter 11 reorganization plan. The Board of Directors has also agreed to pay all medical and dental insurance premiums for its corporate officers, plus the deductible expense portions operative under the respective plans.

During the year ended June 30, 1996, the Company's outstanding advances previously made to Mr. Patrichi (totalling $27,228) were repaid by the Mihai D. Patrichi Trust. Interest earned (generally at 7% per annum) on the officer receivable amounted to $0, $1,781, and $1,773 for the fiscal years ended June 30, 1996, 1995, and 1994, respectively.

13. MAJOR CUSTOMERS

Sales to the Department of Defense accounted for approximately 20% of sales in 1996, 29% of sales in 1995, and 24% of sales in 1994. Sales to Hughes Missile Systems accounted for approximately 13% of sales in 1996. Sales to Eagle-Picher Industries accounted for approximately 17% and 18% of sales in 1995 and 1994, respectively. Industria Engineering accounted for approximately 10% of sales in 1994. No other customer had sales exceeding 10% of total revenue during the years ended June 30, 1996, 1995, and 1994, respectively.

14. GAINS AND LOSSES ON DISPOSITIONS OF PROPERTY

During the year ended June 30, 1996, the Company sold fully depreciated machinery for $13,500. In January 1996, the Company completed the sale of its Florida condominium property, recognizing a loss of $20,773. The net proceeds from the transaction were approximately $51,000. Of this amount, approximately $22,500 was utilized to pay off the related mortgage debt, with the balance used for general administrative purposes.

In September 1994, the Company sold its Palm Desert property, consisting of two acres of unimproved land, for approximately $580,603 (net of $34,397 in fees and expenses), recognizing a gain of approximately $537,007 on the transaction. The net proceeds from the sale were used to fully pay off the Company's bank line of credit in the amount of $570,000. The Company also reported a gain of $8,000 from the sale of a fully depreciated automobile.

15. INSURANCE CLAIMS

The Company has a claim pending with its insurance company pertaining to an accident occurring at the plant in February 1996. The claim seeks reimbursement for electrical repairs required to restore power to the facility and for loss of business due to the temporary shut-down of the plant. The insurance company has not, as yet, specifically agreed to pay for any of these costs. The matter should be resolved in the December 1996 quarter. The Company also has a claim pending with its insurance company regarding a theft of raw material which took place in June 1996. During the year ended June 30, 1995, the Company recorded income from its insurance carrier totalling $384,687, representing reimbursements in full settlement of the Company's claim for losses sustained to its property (primarily parts and tooling inventories). These losses resulted from water damage to the Company's premises which had occurred following the Northridge Earthquake. No receivable was previously booked at June 30, 1994, due to the fact that covered amounts were not quantifiable or estimable until midway through the year ended June 30, 1995.

16. LITIGATION

During the previous several years, the Company had litigation pending based upon complaints filed by several former officers and employees of the Company alleging wrongful termination and other causes of action. Such complaints sought substantial general and punitive damages. In June of 1993, despite finding in favor of the Company and its president on a claim of intentional infliction of emotional distress, a jury awarded a former officer of the Company approximately $820,000 for past and future earnings and benefits, after concluding that Networks Electronic Corp. breached an implied employment agreement.

However, in May 1995, the Honorable Alan Ahart, United States Bankruptcy Judge for the Central District of California, ruled, in any event, that damages arising from a wrongful termination claim filed against a chapter 11 debtor were limited to one year of compensation under the employment contract. Accordingly, the Company wrote-down its recognized obligation at June 30, 1995 by approximately $767,000, resulting in an estimated total adjudication award payable of $52,525. The outstanding balance at June 30, 1996 was $56,059, inclusive of $3,534 in accrued interest at an annual rate of 4%. The Company's insurance carrier may participate to cover all or part of this liability.

Regarding the other claims, negotiated settlements were reached. Networks agreed to settle these cases by making payments totalling $40,000 over a period of one to three years. The balance remaining on these claims at June 30, 1996 was approximately $14,000.

In another matter, the Company was the plaintiff in a suit against a prime contractor. This case was also settled, resulting in a pre-tax gain to the Company of $100,000 for the year ended June 30, 1994.

The Company, during its normal course of business, may be subjected from time to time with legal proceedings against it. Management does not expect that the ultimate outcome of any current claims will have a material adverse effect on the Company's financial statements.

17.      SUBSEQUENT EVENTS

         (a) In August 1996 the Company received a $100,000 loan from its Vice President, secured by accounts receivable. The note matures on September 1, 1997, with interest payable monthly at an annual rate of 13%.

         (b) The Company had a time and materials contract with a prime contractor to produce squib switches. In September 1995, the contractor canceled the balance of the contract for convenience. Total revenue previously recognized under the agreement (which included a 15% profit guarantee) was approximately $239,000. Discussions have continued over the past year in an attempt to reach a negotiated settlement for additional amounts due the Company under the agreement. The contractor has made a proposal to pay the Company a total of approximately $45,000 plus settlement costs of approximately $30,000. The $75,000 has been recorded as a trade account receivable in the financial statements at June 30, 1996. Management is hopeful of obtaining an additional amount upon final resolution.

         (c) The Company has recently negotiated the lease of approximately 35,000 square feet of its Chatsworth facility. The lease agreement calls for monthly base rent to be approximately $17,850, with 2 months free and a cost of living increase every 18 months over the initial 62 month period. The lessee will have an option to extend the original lease term for an additional 5 years. Additionally, the lessee will contribute a nonrefundable deposit of $100,000 toward the Company's cost of constructing improvements to its Chatsworth property and will loan the Company up to $288,000 at an annual rate of 10% to fund additional improvements. The loan will be amortized monthly over 5 years, with the monthly payment netted against the lessee's rent.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information as of June 30, 1996 is provided with respect to each director:

                          Term as
                          Director
Name of Director, Age    Expires in       Business Experience
and Position             December (1)   During Past Five Years
-------------------------------------------------------------------
David Wachtel, 36            1996       He is the son-in-law of the
Chairman of the Board,                  Company's founder, Mihai
Chief Executie Officer,                 Patrichi.  He was
President,                              Managing Partner at Chief
Financial Officer                       Investech Systems (Jan 1993
                                        -Apr 1995), was previously
                                        President of Synergetic
                                        Solutions (Jul 1991-Jan
                                        1993). He served as MIS
                                        Manager at the Company
                                        (April 1990-July 1991)

Barry Bartholomew, 45        1996       He is Managing Attorney of
(None)                                  Barry Bartholomew &
                                        Associates.  Formerly he
                                        was a Partner at Knapp,
                                        Petersen & Clarke.  Mr.
                                        Bartholomew resigned as a
                                        Director of in July 1996.

Glenn Linderman, 37          1996       He is Assistant Vice
 (None)                                 President of Glendale
                                        Federal Bank, FSB (since
                                        Jan 1996).  He previously
                                        served as Vice President of
                                        Libra Investments Inc.
                                        (Feb 1992-Dec 1995) and
                                        Columbia Savings & Loan
                                        (Feb 1988-Jan 1992)

Ileana Wachtel, 36           1996       She is a trustee of the
 (None)                                 Mihai D. Patrichi Trust
                                        is the daughter of the
                                        Company's founder, Mihai D.
                                        Patrichi, and wife of David
                                        Wachtel.  She is a
                                        political consultant
                                        involved in political
                                        research and media strategy.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         (Continued)

Rodica Patrichi, 57          1996       She was the wife of Mihai
(None)                                  Patrichi and is a trustee
                                        of the Mihai D. Patrichi
                                        Trust.
-------------------------------------------------------------------

(1) Directors serve until the next annual meeting of stockholders and until their successors are elected. However, Mr. Bartholomew resigned in July 1996.

(2) See below with respect to business experience of executive officers of the Company.

The names, ages and positions of all of the executive officers of the Company for the year ended June 30, 1996 are listed below, along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the annual meeting of the shareholders. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

                                      Business Experience
Name, Age and Position               During Past Five Years
-------------------------------------------------------------------
David Wachtel, 36              Chairman since 1994.  Responsible
Chairman of the Board,         primarily for the formation of
Chief Executive Officer,       corporate policy including
President, Chief               planning and finance,
Financial Officer              research and development;
                               supervisor of client relations.

Edwin J. Turner, 63            Appointed in August 1983.
Executive Vice President,      Responsible for the Bearing
Secretary                      Division sales and administration;
                               prior to this was responsible for
                               new product engineering and
                               development for Valley Todeco
                               from 1979 to 1982.  Retired in
                               February 1996.

Mohammad Tabassi, 48           Vice President since 1994.
Vice President                 Manager of the Ordnance Division
                               since 1993.  Other duties include
                               engineering and price quoting
                               functions.  Joined the Company in
                               January 1987 as Ordnance Quality
                               Test Engineer.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table provides an overview of each item of compensation paid, earned, or awarded to the CEO and the other most highly paid executive officers of the Company for the fiscal years ended June 30, 1996, 1995, and 1994:

                                       Annual Compensation                  Long-Term Compensation
                                  ------------------------------     ----------------------------------
                                                                              Awards            Payouts
                                                                     ----------------------    --------
Name of Individual                                     Other         Restricted
     and                                               Annual           Stock      Options/    LTIP        All Other
Principal Position        Year     Salary    Bonus  Compensation        Awards       SARs      Payments   Compensation
----------------------------------------------------------------------------------------------------------------------
David Wachtel             1996   $149,989*  $    0   $ 5,742 (1)            $0          0        $0          $0
                          ----
CEO                       1995     35,884      865    16,283 (2)             0     75,000         0           0
                          ----

Mihai D. Patrichi         1996          0        0    18,130 (3)             0          0         0           0
                          ----
CEO (deceased)            1995     71,849        0    19,445 (4)             0          0         0           0
                          ----
                          1994    252,585        0    82,029 (5)             0          0         0           0
                          ----

Edwin J. Turner           1996     49,043    2,000     2,025 (6)             0          0         0           0
                          ----
Executive Vice President  1995     80,326      692         0                 0        500         0           0
                          ----
(retired)                 1994     81,864        0         0                 0          0         0           0
                          ----


Mohammad Tabassi          1996     72,841    1,000         0                 0          0         0           0
                          ----
Vice President            1995     70,621      606         0                 0        500         0           0
                          ----

No other executive officers were employed by the Company at June 30, 1996, 1995, or 1994.

* Currently employed under a three year executive employment agreement expiring April 30, 1998, calling for an annual base salary of $150,000 during the term of the agreement. Entitled to a minimum of three weeks vacation per year, along with Company-paid benefits for both self and dependents under any Executive Benefit Plan.

(1) Includes medical-related benefits of $5,742.
(2) Includes consulting fees of $9,500, director fees of $4,000, and medical-related benefits of $2,783.
(3) Includes medical-related benefits of $18,130.
(4) Includes medical-related benefits of $19,445.
(5) Includes medical-related benefits of $68,576 and other personal benefits of $13,453.
(6) Includes medical-related benefits of $501 and a retirement gift of $1,524.

                        Option/SAR Grants in Last Fiscal Year
                                                                                             Potential Realizable Value at Assumed
                                                                                            Annual Rates of Stock Price Appreciation
                                 Individual Grants                                                      for Option Term
------------------------------------------------------------------------------------------- -------------------------------------

Name of Individual     % of Total Options/     Number of Securities
     and                 SARs Granted to             Underlying      Exercise or Expiration
Principal Position   Employees in Fiscal Year  Options/SARs Granted  Base Price     Date              5%                10%
------------------------------------------------------------------------------------------- -------------------------------------
David Wachtel                   N/A                     N/A              N/A          N/A             N/A                N/A
CEO

Edwin J. Turner                 N/A                     N/A              N/A          N/A             N/A                N/A
Executive Vice President
(retired)

Mohammad Tabassi                N/A                     N/A              N/A          N/A             N/A                N/A
Vice President


                   Aggregated Option/SAR Exercises in Last Fiscal Year
                             and FY-End Option/SAR Values

                                                    Number of Securities        Value of Unexercised
                                                    Underlying Unexercised         In-the-Money
Name of Individual                                  Options/SARs at FY-End     Options/SARs at FY-End
      and               Shares Acquired    Value
Principal Position        on Exercise     Realized  Exercisable/Unexercisable  Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------
David Wachtel                    75,000    $42,187              0/  0                  $  0/$  0
CEO

Edwin J. Turner                       0         0               0/  0 (1)                 0/   0
Executive Vice President
(retired)

Mohammad Tabassi                      0         0               0/500                     0/ 250
Vice President

(1) A total of 10,500 stock options granted in previous years expired due to cessation of employment.

Retirement benefits payable under the Company's defined benefit pension plan have been frozen since August 31, 1992. Accrued annual benefits payable at retirement age under the plan are set forth in the following pension plan table, which does not incorporate vesting or joint and survivor factors. Amounts reported are straight-life annuity amounts, which are not offset by social security.

                                      Years of Service
                 -------------------------------------------------------
Remuneration        5       10       15        20        25        30
------------
$ 50,000         $ 3,333  $ 6,667  $10,000   $13,333   $16,667  $ 20,000
  75,000           5,000   10,000   15,000    20,000    25,000    30,000
 100,000           6,667   13,333   20,000    26,667    33,333    40,000
 125,000           8,333   16,667   25,000    33,333    41,667    50,000
 150,000          10,000   20,000   30,000    40,000    50,000    60,000
 175,000          11,667   23,333   35,000    46,667    58,333    70,000
 200,000          13,333   26,667   40,000    53,333    66,667    80,000
 225,000          15,000   30,000   45,000    60,000    75,000    90,000
 250,000          16,667   33,333   50,000    66,667    83,333   100,000

Additional pension benefits for credited service in excess of 30 years generally do not accrue. Prospective benefits payable to executive officers under the Company's defined benefit pension plan are applicable as follows:

Name of Individual          Covered Compensation     Estimated Credited Service
------------------          --------------------     --------------------------

David Wachtel                    $      0 (*)                          0
Mihai D. Patrichi (deceased)      235,527 (**)                        40
Edwin J. Turner                    88,224                             16
Mohammad Tabassi                   53,962                              6

(*) Not eligible for plan participation due to plan benefit freeze at August 31, 1992.

(**) Beneficiary (wife), a current , is receiving $48,184 per year for life, based on 100% joint and survivor factors.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that during the year ended June 30, 1996, all relevant Section 16(a) filing requirements were complied with.

Compensation of Directors

During the year ended June 30, 1996, the Board of Directors met four times. All of the Company's directors attended each of the meetings. The Company paid fees totalling $16,000, which consisted of $4,000 each to Barry Bartholomew, Glenn Linderman, Rodica Patrichi, and Ileana Wachtel, respectively. During the year ended June 30, 1995, the Board of Directors met four times. The Company paid fees totalling $13,000, which consisted of $5,000 to Barry Bartholomew, $4,000 to David Wachtel (as noted above), $2,000 to Glenn Linderman, and $1,000 each to Ileana Wachtel and Rodica Patrichi. In addition, Glenn Linderman provided financial consulting services to the Company in the amount of $9,281. During the year ended June 30, 1994, fees paid totalled $12,000, consisting of $6,000 each to Barry Bartholomew and David Wachtel. Barry Bartholomew resigned as a director of the Company effective July 22, 1996.

Compensation of Executives

For information concerning employment agreement of Chief Executive Officer, David Wachtel see Note 12 to Financial Statements included in Item 8.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

At September 27, 1996 there were six persons known to the Company who owned of record or beneficially as much as 5% of the outstanding shares of its voting common stock, $.25 par value. The following table reflects these holdings, as well as the number of the Company's common shares owned directly or indirectly by each of the Company's directors, by each of the officers specified in the summary compensation table above, and by all directors and officers as a group. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

                                              Amount
                  Name and Address         Beneficially     Percentage
Category          of Beneficial Owner          Owned        of Class(4)
-----------------------------------------------------------------------
Director          Ileana Wachtel            797,660 (1)(2)   47.4%
                  9750 De Soto Avenue
                  Chatsworth, CA 91311

Director          Rodica Patrichi           791,486 (2)      47.1%
                  73-095 Shadow Mt. Drive
                  Palm Desert, CA 92260

Director/Officer  David Wachtel              75,000 (3)       4.5%
                  9750 De Soto Avenue
                  Chatsworth, CA 91311

Director          Barry Bartholomew          10,000 (5)       0.6%
(resigned)        701 N. Brand Blvd.
                  Suite 800
                  Glendale, CA 91203

Director          Glenn Linderman                 0           0.0%
                  2101 Robinson, #1
                  Redondo Beach, CA 90278

Officer           Edwin J. Turner                 0           0.0%
(retired)         22015 Prairie St.
                  Chatsworth, CA 91311

Officer           Mohammad Tabassi           14,213           0.8%
                  19442 Romar St.
                  Northridge, CA 91324
                                            -------          -----
All directors and officers as a group
(7 persons) (7)                             897,976          53.4%
                                            =======          =====

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT (Continued)

(1) Ileana Wachtel is the wife of David Wachtel, the CEO of Networks Electronic Corp.

(2) For each of these individuals, approximately 156,076 shares (166,076 shares for Ileana Patrichi) are being held in the Mihai D. Patrichi trust (a total of 790,383 shares) which currently has voting power over the holdings and in which Ileana Wachtel and Rodica Patrichi are co-trustees.

(3) Does not include shares of common stock held by the Mihai D. Patrichi Trust and controlled by trustees including Mr. Wachtel's spouse, Ileana Wachtel, a beneficiary.

(4) Based on 1,671,221 shares of common stock outstanding as of September 27, 1996, plus 10,000 exercisable stock options.

(5) Includes 10,000 shares issuable upon exercise of currently exercisable options.

(6) Ileana Wachtel and Rodica Patrichi are co-trustees along with an unrelated third party of a committee which has voting power over these shares.

(7) Includes 10,000 shares of common stock which are exercisable or which will become exercisable within 60 days of September 27, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) During the year ended June 30, 1996, the Company's outstanding advances previously made to Mr. Patrichi (totalling $27,228) were repaid by the Mihai D. Patrichi Trust. Interest earned (generally at 7% per annum) on the officer receivable amounted to $0, $1,781, and $1,773 for the fiscal years ended June 30, 1996, 1995, and 1994, respectively.

     (b) During the year ended June 30, 1994, the Company's previous president charged the Company $3,000 for the use of space in his home to exclusively conduct Company business.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
(Continued)

     (c) In August 1996 the Company received a $100,000 loan from its Vice President, Mohammed Tabassi, secured by accounts receivable. The note matures on September 1, 1997, with interest payable monthly at an annual rate of 13%.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

    (a)  (1) The following financial statements are included in Part II, Item 8:

                                                          Page
                                                        --------
          Report of Independent Certified Public
            Accountant                                      19
          Financial Statements:
            Balance Sheets -- June 30, 1996 and 1995        20
            Statements of Operations --
              Years Ended June 30, 1996, 1995, and
              1994                                          22
            Statement of Stockholders' Deficiency
              in Assets --
              Years Ended June 30, 1996, 1995, and 1994     24
            Statements of Cash Flows --
              Years Ended June 30, 1996, 1995, and
              1994                                          26
            Notes to the Financial Statements               30

    (2) The following financial statement schedule for the years 1996, 1995, and 1994 is submitted herewith:

          Schedule VIII -- Valuation and Qualifying
             Accounts                                       57

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(b)       Reports on Form 8-K:

          No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS Years Ended June 30, 1996, 1995, and 1994

                                     Balance,    Charged to   Charged to
                                    Beginning     Costs and     Other                     Balance, End
                                     of Year      Expenses     Accounts     Deductions      of Period
-----------------------------------------------------------   ----------------------------------------
1996
  Allowance for doubtful accounts    $  5,000      $  4,745   $   -         $  4,745 (1)      $  5,000
                                     ========      ========   =========     ========          ========
  Reserve for slow-moving inventory  $150,000      $ 10,000   $   -         $   -             $160,000
                                     ========      ========   =========     ========          ========
1995
  Allowance for doubtful accounts    $  5,000      $  2,250   $   -         $  2,250 (1)      $  5,000
                                     ========      ========   =========     ========          ========
  Reserve for slow-moving inventory  $224,000      $(74,000)  $   -         $   -             $150,000
                                     ========      ========   =========     ========          ========
1994
  Allowance for doubtful accounts    $  5,000      $   -      $   -         $   -             $  5,000
                                     ========      ========   =========     ========          ========
  Reserve for slow-moving inventory  $164,000      $ 60,000   $   -         $   -             $224,000
                                     ========      ========   =========     ========          ========


-------
(1) Uncollectible accounts receivable written off

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

(Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                NETWORKS ELECTRONIC CORP.

                            By: David Wachtel

                                DAVID WACHTEL
                                Chairman of the Board,
                                Chief Executive Officer,
                                President,
                                Chief Financial Officer

Date: 10/14/96
-------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



David Wachtel                            Date: 10/14/96
----------------------
David Wachtel


Glenn Linderman                          Date: 10/14/96
----------------------
Glenn Linderman


Ileana Wachtel                           Date: 10/14/96
----------------------
Ileana Wachtel


Rodica Patrichi                          Date: 10/14/96
----------------------
Rodica Patrichi