Form 10-Q
period 1996-09-30
NETWORKS ELECTRONIC CORP
filed 1996-11-14
CIK 71106

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1996 COMMISSION FILE NUMBER 0-1817


                             NETWORKS ELECTRONIC CORP.
             (exact name of registrant as specified in its charter)




            CALIFORNIA                           95-1770469
 (State or other jurisdiction of     (I.R.S. Employer Identification
  incorporation of organization)                   Number)


                  9750 De Soto Avenue, Chatsworth, California 91311
                    (Address or principal executive offices)


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

                 Yes  [ X ]            No  [   ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of


          CLASS                                1,671,221
          -----                                ---------
Common Stock - $.25 par value           Outstanding at November 5, 1996

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                           NETWORKS ELECTRONIC CORP.
                                 BALANCE SHEET
                      September 30, 1996 and June 30, 1996

                                         Sept. 30,          June 30,
                                            1996              1996
                                        (unaudited)        (audited)
                                        ----------        ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents          $  126,961        $   99,114
     Trade accounts receivable - net       685,144           753,159
     Other receivables                      93,572            68,000
     Inventories - net                   1,095,196         1,043,256
     Prepaid expenses and deposits          64,799            19,577
     Deferred income taxes                   9,469             9,469
                                        ----------        ----------
             Total current assets        2,075,141         1,992,575
                                        ----------        ----------

PROPERTY AND EQUIPMENT, AT COST:
     Land                                  131,773           131,773
     Building and improvements           2,756,635         2,194,703
     Machinery and equipment             4,351,013         4,335,926
                                        ----------        ----------
                                         7,239,421         6,662,402
     Less accumulated depreciation       5,657,918         5,627,847
                                        ----------        ----------
     Property and equipment, net         1,581,503         1,034,555
                                        ----------        ----------

DEFERRED INCOME TAXES,
  NON-CURRENT PORTION                      217,595           254,795
                                        ----------        ----------
             Total assets               $3,874,239        $3,281,925
                                        ==========        ==========




The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.
                                 BALANCE SHEET
                      September 30, 1996 and June 30, 1996

                                             Sept. 30,          June 30,
                                                1996              1996
                                             (unaudited)        (audited)
                                              ----------       ----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Notes payable and current
      maturities of long-term debt            $  120,000       $  120,000
     Notes payable, related parties -
      current portion                            172,667           50,667
     Accounts payable                            568,664          535,013
     Curr. portion of pre-petition debt:
      Adjudication award payable                  56,609           56,059
      Accrued pension liability                  196,000          188,800
      Other Payables                              31,315           31,315
     Income taxes payable                            309             -
     Other accrued expenses                      160,014          175,840
                                              ----------      -----------
     Total current liabilities                 1,305,578        1,157,694
                                              ----------      -----------
LONG-TERM DEBT:
     Long-term debt, less current
      maturities                               2,290,556        1,890,236
     Notes payable, related parties               16,889           29,555
     Accrued pension liability                   447,150          446,850
                                              ----------      -----------
         Commitments and Contingencies                 -                -
                                              ----------      -----------
STOCKHOLDERS' DEFICIENCY IN ASSETS:
     Common stock, par value $.25 per
      share; authorized 10,000,000
      shares, issued and outstanding
         1,671,221 shares                        417,805          417,805
     Additional paid-in capital                  280,985          280,985
     Accumulated deficit                        (517,258)        (573,734)
     Stock subscriptions receivable              (14,063)         (14,063)
     Pension liability adjustment               (353,403)        (353,403)
                                             -----------       ----------
     Total stockholders'
          deficiency in assets                  (185,934)        (242,410)
                                             -----------      -----------       Total liabilities and stockholders'
          deficiency in assets               $ 3,874,239      $ 3,281,925
                                             ===========      ===========



The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                     Three Months Ended          Three Months Ended
                         September 30,               September 30,
                              1996                        1995
                    -------------------         ------------------
Sales                          $ 929,383                 $1,133,005

Cost of sales                    681,741                    751,214
                               ---------                 ----------
Gross profit                     247,642                    381,791

Selling, adminis-
 trative and other
 operating expenses              177,608                    164,303
                               ---------                 ----------
Operating income                  70,034                    217,488

Other income (exp.):
 Gain on disposition
  of property                       -                        13,500
 CRA debt forgiveness             75,939                       -
 Interest and non-
  operating expenses,
  net                            (51,497)                   (55,018)
                               ---------                 ----------
    Income before
     income taxes                 94,476                    175,970

Provision for
 income taxes                     38,000                     65,800
                               ---------                 ----------
    Net income                 $  56,476                $   110,170
                               =========                ===========
Net income
 per share                     $     .03                $       .07
                               =========                ===========
Average weighted
 number of shares
 outstanding                   1,671,221                  1,596,221
                               =========                ===========




The accompanying notes are an integral part of these financial statements

                           NETWORKS ELECTRONIC CORP.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                 Three Months Ended   Three Months Ended
                                     September 30,       September 30,
                                          1996                1995
                                 ------------------  -------------------
Cash flows from operating
 activities:
   Net income                             $  56,476            $ 110,170
                                          ---------            ---------
Adjustments to reconcile net income
  to net cash used in
  operating activities:
   Non-cash items included
    in net income:
       Depreciation and
        amortization                         30,071               31,128
       Gain on disposition
        of property                            -                 (13,500)
       Deferred income taxes                 37,200               63,500
   Changes in:
       Receivables                           42,443              345,913
       Inventories                          (51,940)              21,739
       Prepaid expenses and deposits        (45,222)             (94,796)
       Accounts payable and
        accrued expenses                     18,375                1,817
       Income taxes                             309               (6,276)
       Accrued pension liability              7,500               (1,200)
                                          ---------            ---------
         Total adjustments                   38,736              348,325

Net cash provided by
  operating activities                       95,212              458,495
                                          ---------            ---------





      The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                     Three Months Ended   Three Months Ended
                                       September 30,       September 30,
                                           1996                1995
                                      -----------------   ------------------
Cash flows from investing
 activities:
  Capital expenditures                    $(577,019)           $ (61,909)
  Net proceeds from disposition
   of property                                 -                  13,500
                                          ---------            ---------
Net cash used in
  investing activities                     (577,019)             (48,409)
                                          ---------            ---------
Cash flows from financing
 activities:
  Proceeds from long-term borrowings        430,320               42,673
  Proceeds from notes payable,
   related parties                          122,000                 -
  Mortgage debt reduction                   (30,000)             (30,470)
  Payments on notes payable,
   related parties                          (12,666)             (12,666)
                                          ---------            ---------
Net cash provided by (used in)
  financing activities                      509,654                 (463)
                                          ---------            ---------
Net increase in
  cash and cash equivalents                  27,847              409,623

Cash and cash equivalents
  at beginning of period                     99,114              117,494
                                          ---------            ---------
Cash and cash equivalents
  at end of period                        $ 126,961            $ 527,117
                                          =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                         $    -               $   9,500
                                          =========            =========
Interest paid                             $  50,764            $  59,206
                                          =========            =========




The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996


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

2.    INVENTORIES

      Inventories are valued at the lower of cost (FIFO) or market. The inventories at September 30, 1996 and June 30, 1996 consisted of the following:


                                      September 30,      June 30,
                                           1996            1996
                                       (unaudited)      (audited)
                                       ----------      ----------
       Raw materials                   $  187,318      $  133,818

       Work in process                    466,343         376,998

       Finished goods and components      666,186         742,091
                                        ---------      ----------
                                        1,319,847       1,252,907
       Less progress payments             (49,651)        (49,651)
       Less reserve for obsolescence     (175,000)       (160,000)
                                        ---------      ----------
       Total                           $1,095,196      $1,043,256
                                       ==========      ==========

                           NETWORKS ELECTRONIC CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996


3.    LONG-TERM DEBT

      At September 30, 1996 and June 30, 1996, the Company's long-term debt consisted of the following:


                                               September 30,   June 30,
                                                    1996         1996
                                                (unaudited)    (audited)
                                               -------------   ----------
      Note payable to bank, secured by
        deed of trust on land and building,
        principal payable in monthly
        installments of $10,000 through
        June 2000, with interest payable at
        a reference rate (10.50% at both
        September 30, 1996 and June 30, 1996,
        respectively).  A balloon payment is
        due in June 2000.                       $1,792,528     $1,822,528


      Note payable to Community
        Redevelopment Agency ("CRA"),
        non-interest bearing, construction
        loan, secured by real estate, no
        principal payments required through
        April 2001, with level monthly
        principal payments applicable over
        20 years through April 2021.               618,028        187,708
                                                ----------     ----------
                                                 2,410,556      2,010,236
      Less current maturities                      120,000        120,000
                                                ----------     ----------
      Total                                     $2,290,556     $1,890,236
                                                ==========     ==========

                           NETWORKS ELECTRONIC CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996


4.       NOTES PAYABLE, RELATED PARTIES

         (a) In January 1995, the Company received a $152,000 loan from the estate of its former president and chief executive officer, secured by specific machinery and equipment. The loan is being repaid in equal monthly principal installments of $4,222 (plus interest at 10%) over a three year period. A loan fee of $2,000 was charged to consummate the transaction. The outstanding loan balance at September 30, 1996 and June 30, 1996 was $67,556 and $80,222, respectively. The current portion of the debt at both September 30, 1996 and June 30, 1996 was $50,667.

         (b) In August 1996 the Company's vice president loaned the Company $100,000 at an annual interest rate of 13%, secured by the Company's accounts receivable. Interest is payable monthly with the principal fully due and payable on September 1, 1997.

         (c) In September 1996 a director advanced the Company $22,000 for a fee of $200. The money was subsequently repaid by the Company in October 1996.

5.       GAIN ON DISPOSITION OF PROPERTY

         During the quarter ended September 30, 1995, the Company sold fully depreciated machinery for $13,500.


6.       FORGIVENESS OF DEBT

         During the three months ended September 30, 1996, the Community Redevelopment Agency ("CRA") disbursed funds in the amount of approximately $506,260 for the retrofit and repair of the Company's damaged building at its Chatsworth site. The damage was sustained as a result of the Northridge Earthquake in January 1994. Of this commitment, 15% or approximately $75,939 was a grant and was recorded as forgiveness of debt income for the period. At September 30, 1996, cumulative funds disbursed by the CRA since the inception of the loan agreement in April 1996 amounted to approximately $727,092, of which $109,064 has been recognized as forgiveness of debt income and $618,028 as long-term debt (see Note 3 above).

                           NETWORKS ELECTRONIC CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


7.       STOCK OPTION PLAN

         The Company's Board of Directors has adopted the Networks Electronic Corp. 1996 Stock Incentive Plan (the "1996 Plan") which provides for the grant of p to 100,000 shares of the Company's common stock to directors, officers, employees and consultants of the Company. The 1996 Plan will be submitted to the shareholders of the Company for approval at the next Annual Meeting of Shareholders.

         During the year ended June 30, 1996, the Company's chief executive officer exercised 75,000 stock options which had been granted outside of the Company's existing Stock Option Plan, at an exercise price of $.1875 per share. Accordingly, an outstanding stock subscription receivable in the amount of $14,063 has been recorded at both the September 30, 1996 and June 30, 1996 balance sheet dates.


8.       SUBSEQUENT EVENT

         The Company has recently negotiated the lease of approximately 35,000 square feet of its Chatsworth facility. The lease agreement calls for monthly base rent to be approximately $17,850, with 2 months free and a cost of living increase every 18 months over the initial 62 month period. The lessee will have an option to extend the original lease term for an additional 60 months. Additionally, the lessee has contributed a nonrefundable deposit of $100,000 toward the Company's cost of constructing improvements to its Chatsworth property and will loan the Company up to $288,000 at an annual rate of 10% to fund additional improvements. The loan will be amortized monthly over 5 years, with the monthly payment netted against the lessee's rent. In October 1996, the lessee reimbursed the Company for $26,775 in broker fees and $23,175 in other costs incurred in connection with negotiating the lease arrangement, and also paid the initial month's base rent of $17,850. The commencement date of the tenancy will be approximately February 1, 1997.

                           NETWORKS ELECTRONIC CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the three months ended September 30, 1996 decreased 18% to $929,000 from $1,133,000 for the comparable period of the prior year. The decrease can be attributed largely to a payment on a time and materials contract in the Ordnance division that was subsequently canceled for the customer's convenience in September 1995. This billing generated approximately $239,000 in sales revenue in the year-ago period. As a result, Ordnance Division sales decreased by approximately 19%. The Bearing Division sales (comprising 52% of the total sales mix) decreased by approximately 17% largely as result of delay in some shipments to the December 1996.

The Company's overall gross profit margins decreased to approximately 27% during the three months ended September 30, 1996, from approximately 34% during the three months ended September 30, 1995, due in large measure to continued competitive price pressures in the industry, preventing the Company from passing on increased labor costs (as part of the Company's wage normalization policy) to its customers. The Ordnance Division was particularly impacted, as the Company shifted resources and retooled in anticipation of increased manufacturing activity associated with an increased backlog.

General, administrative and selling expenses increased by 8% (approximately $14,000) compared to the three month period ended September 30, 1995. The increase was due primarily to higher wages paid to administrative personnel, as well as to increased attorney fees incurred in conjunction with the implementation of a new stock option incentive plan and other ongoing corporate legal matters. It is anticipated that selling and G & A expenses will level off in the months ahead unless a period of sustained sales growth calls for the hiring of additional personnel.

Net interest expense declined by 6% (approximately $3,500) compared to the three months ended September 30, 1995. Although average aggregate borrowings climbed substantially compared to a year ago (by about $250,000), the fact that the CRA loan was (and continues to be) non-interest bearing served to reduce the effective interest rate to approximately 9% at September 30, 1996 from approximately 11% at September 30, 1995. Excluding the possible effects of terms applicable to a loan refinance or a new credit line, the effective interest rate should continue to decline in the months ahead, due to additional CRA construction financing at 0%.

                           NETWORKS ELECTRONIC CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Backlogs as of September 30, 1996 were approximately $1,300,000 for the Bearing Division and approximately $550,000 for the Ordnance Division. Although the total backlog decreased by approximately $250,000 from September 30, 1995 amounts, it represented a substantial increase of about $550,000 from the level achieved at June 30, 1996. Total backlogs have increased another $300,000 subsequent to September 30, 1996, further improving its book-to-bill ratio.

Liquidity and Capital Resources

The Company had working capital of approximately $770,000 at September 30, 1996, as compared to approximately $835,000 at June 30, 1996. The decline of approximately $65,000 was due primarily to payments made on the Company's long-term debt of approximately $43,000 during the September 1996 quarter, an increase of approximately $57,000 in the retainer owed the construction contractor on the Company's renovation of its Chatsworth building, and the purchase and implementation of a new phone system costing about $15,000, all net of pre-tax income for the quarter of approximately $49,000 (excluding debt forgiveness and depreciation). With the Community Redevelopment Agency loan commitment and the commencement of a 5 year tenant lease for a portion of the Chatsworth facility, management believes that the Company can continue to generate enough earnings to meet short and medium-term financing needs.

The Company's cash position increased by approximately $28,000 from June 30, 1996 levels, to about $127,000 at the September 30, 1996 balance sheet date. The increase was largely related to the Company's increased diligence in the collection of its accounts receivable. Management is continuing to seek the refinance of its mortgage and the establishment of a line of credit to support its operating requirements, the largest of which is a defined pension plan contribution of approximately $160,000 due by March 1997 which, if not paid timely, could result in the imposition of a 10% excise tax by the Internal Revenue Service.

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

Factors That May Affect Future Results and Financial Condition (Continued)

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

DEPENDENCE ON KEY CUSTOMERS
During the quarters ended September 30, 1996 and 1995, sales to the Department of Defense by the Company constituted approximately 19% and 16%, respectively, of the Company's sales. Sales to Hughes Missile Systems and Industria Engineering accounted for approximately 22% and 16%, respectively, of Company sales for the quarter ended September 30, 1995. A significant decline in sales of any of these key customers could adversely affect the Company.

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

Factors That May Affect Future Results and Financial Condition (Continued)

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

KEY PERSONNEL
The Company's success is highly dependent on the efforts and abilities of its Chairman, David Wachtel. The loss of services of Mr. Wachtel could have material adverse effect on the Company.

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

Factors That May Affect Future Results and Financial Condition (Continued)

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

VOLATILITY OF WORKLOAD
To remain profitable, the Company is highly dependent on its ability to maintain a suitably sized staff of qualified technical personnel commensurate with a fluctuating volume of work. New contracts often arise at unscheduled or unanticipated times. The Company endeavors to maintain adequate staff to respond to these unscheduled opportunities. If the Company overestimates its projected workload, the resulting financial burden can reduce profitability. Occasionally, the Company is faced with the opposite problem - a shortage of suitable technical personnel - or the funds to pay premium rates to obtain the necessary skilled labor that is in short supply, and is unable to timely perform contracts, potentially resulting in cost overruns or late delivery penalties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Factors That May Affect Future Results and Financial Condition (Continued)

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


Item 4.  Submission of Matters to a Vote of Security Holders


None


Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                         NETWORKS ELECTRONIC CORP.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    NETWORKS ELECTRONIC CORP.
                                    (Registrant)


                                    BY: DAVID WACHTEL
                                       ---------------------------
                                        DAVID WACHTEL

                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        President, Chief Financial
                                        Officer




Date: November 12, 1996