Form 10-Q
period 1996-12-31
NETWORKS ELECTRONIC CORP
filed 1997-02-13
CIK 71106

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended December 31, 1996 COMMISSION FILE NUMBER 0-1817


                            NETWORKS ELECTRONIC CORP.
        -----------------------------------------------------------------
             (exact name of registrant as specified in its charter)


               CALIFORNIA                        95-1770469
     -------------------------------   -------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification
     incorporation of organization)                Number)


                9750 De Soto Avenue, Chatsworth, California 91311
       -----------------------------------------------------------------
                    (Address or principal executive offices)



                                 (818) 341-0440
       -----------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X            No
                          --------            --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of

                 CLASS                             1,671,221
     -----------------------------      -------------------------------
     Common Stock - $.25 par value      Outstanding at February 1, 1997

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            NETWORKS ELECTRONIC CORP.
                                  BALANCE SHEET
                       December 31, 1996 and June 30, 1996

                                          Dec. 31,          June 30,
                                            1996              1996
                                        (unaudited)        (audited)
                                        ----------        ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents          $  132,014        $   99,114
     Trade accounts receivable - net       522,683           753,159
     Other receivables                      64,283            68,000
     Inventories - net                   1,145,433         1,043,256
     Prepaid expenses and deposits          78,102            19,577
     Deferred income taxes                   9,469             9,469
                                        ----------        ----------
             Total current assets        1,951,984         1,992,575
                                        ----------        ----------

PROPERTY AND EQUIPMENT, AT COST:
     Land                                  131,773           131,773
     Building and improvements           2,791,585         2,194,703
     Machinery and equipment             4,356,477         4,335,926
                                        ----------        ----------
                                         7,279,835         6,662,402
     Less accumulated depreciation       5,687,991         5,627,847
                                        ----------        ----------
     Property and equipment, net         1,591,844         1,034,555
                                        ----------        ----------

DEFERRED INCOME TAXES,
  NON-CURRENT PORTION                      200,395           254,795
                                        ----------        ----------
             Total assets               $3,744,223        $3,281,925
                                        ==========        ==========





The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                                  BALANCE SHEET
                       December 31, 1996 and June 30, 1996

                                               Dec. 31,         June 30,
                                                 1996             1996
                                             (unaudited)        (audited)
                                              ----------       ----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Notes payable and current
      maturities of long-term debt            $  120,000       $  120,000
     Notes payable, related parties -
      current portion                            150,667           50,667
     Accounts payable                            441,588          535,013
     Customer advances and deposits               20,684             -
     Current portion of pre-petition debt:
      Adjudication award payable                   4,742           56,059
      Accrued pension liability                  193,600          188,800
      Other Payables                              29,135           31,315
     Other accrued expenses                      133,632          175,840
                                              ----------      -----------
     Total current liabilities                 1,094,048        1,157,694
                                              ----------      -----------
LONG-TERM DEBT:
     Long-term debt, less current maturities   2,324,202        1,890,236
     Notes payable, related parties                4,223           29,555
     Accrued pension liability                   443,050          446,850
     Adjudication award payable                   38,664             -
                                              ----------      -----------
COMMITMENTS AND CONTINGENCIES                       -                -
                                              ----------      -----------
STOCKHOLDERS' DEFICIENCY IN ASSETS:
     Common stock, par value $.25 per
      share; authorized 10,000,000
      shares, issued and outstanding
         1,671,221 shares                        417,805          417,805
     Additional paid-in capital                  280,985          280,985
     Accumulated deficit                        (491,288)        (573,734)
     Stock subscriptions receivable              (14,063)         (14,063)
     Pension liability adjustment               (353,403)        (353,403)
                                             -----------       ----------
     Total stockholders'
       deficiency in assets                     (159,964)        (242,410)
                                             -----------       ----------
     Total liabilities and stockholders'
       deficiency in assets                  $ 3,744,223      $ 3,281,925
                                             ===========      ===========



The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                               STATEMENT OF INCOME
                                   (UNAUDITED)


                         Three Months Ended           Six Months Ended
                            December 31,                December 31,
                          1996       1995            1996         1995
                       ---------   ---------      ----------   ----------
Sales                  $ 978,629   $ 891,614      $1,908,012   $2,024,619

Cost of sales            738,327     605,168       1,420,068    1,356,382
                       ---------   ---------      ----------   ----------
  Gross profit           240,302     286,446         487,944      668,237

Selling, adminis-
 trative and other
 operating expenses      159,597     166,130         337,205      330,433
                       ---------   ---------      ----------   ----------
  Operating income        80,705     120,316         150,739      337,804

Other income (exp.):
 Loss on disposition
  of property               -        (20,773)           -          (7,273)
 CRA debt forgiveness     11,231        -             87,170         -
 Interest and non-
  operating expenses,
  net                    (48,766)    (53,754)       (100,263)    (108,772)
                       ---------   ---------      ----------   ----------
  Income before
   income taxes           43,170      45,789         137,646      221,759

Income tax provision      17,200      24,000          55,200       89,800
                       ---------   ---------      ----------   ----------
   Net income          $  25,970   $  21,789      $   82,446   $  131,959
                       =========   =========      ==========   ==========
Net income
 per share             $     .02   $     .01      $      .05   $      .08
                       =========   =========      ==========   ==========
Average weighted
 number of shares
 outstanding           1,671,222   1,596,221       1,671,221    1,596,221
                       =========   =========      ==========   ==========





The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                      Six Months Ended     Six Months Ended
                                         December 31,        December 31,
                                             1996                1995
                                          ---------            ---------
Cash flows from operating activities:
   Net income                             $  82,446            $ 131,959
                                          ---------            ---------
Adjustments to reconcile net income
  to net cash used in
  operating activities:
   Non-cash items included
    in net income:
       Depreciation and
        amortization                         60,144               62,256
       Loss on disposition
        of property                            -                   7,273
       Deferred income taxes                 54,400               87,500
   Changes in:
       Receivables                          234,193              213,597
       Inventories                         (102,177)            (112,091)
       Prepaid expenses and deposits        (58,525)            (100,182)
       Accounts payable and
        accrued expenses                   (150,466)             (22,486)
       Customer advances and deposits        20,684                 -
       Income taxes                            -                  (6,276)
       Accrued pension liability              1,000               (2,400)
                                          ---------            ---------
         Total adjustments                   59,253              127,191

Net cash provided by
  operating activities                      141,699              259,150
                                          ---------            ---------



   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                      Six Months Ended     Six Months Ended
                                         December 31,        December 31,
                                             1996                 1995
                                          ---------            ---------
Cash flows from investing activities:
  Capital expenditures                    $(617,433)           $ (85,500)
  Net proceeds from disposition
   of property                                 -                  13,500
                                          ---------            ---------
Net cash used in
  investing activities                     (617,433)             (72,000)
                                          ---------            ---------
Cash flows from financing activities:
  Proceeds from long-term borrowings        493,966               58,914
  Proceeds from notes payable,
   related parties                          122,000                 -
  Mortgage debt reduction                   (60,000)             (60,950)
  Payments on notes payable,
   related parties                          (47,332)             (25,333)
                                          ---------            ---------
Net cash provided by (used in)
  financing activities                      508,634              (27,369)
                                          ---------            ---------
Net increase in
  cash and cash equivalents                  32,900              159,781

Cash and cash equivalents
  at beginning of period                     99,114              117,494
                                          ---------            ---------
Cash and cash equivalents
  at end of period                        $ 132,014            $ 277,275
                                          =========            =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                         $     800            $   9,500
                                          =========            =========
Interest paid                             $ 101,226            $ 116,167
                                          =========            =========



The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


1.       BASIS OF PRESENTATION
         ---------------------

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows for the periods shown.

         Certain prior period amounts have been reclassified to conform to the current period's presentation.

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the respective three and six month periods are not necessarily indicative of the results to be expected for a full year of operations.

2.       INVENTORIES
         -----------

         Inventories are valued at the lower of cost (FIFO) or market. The inventories at December 31, 1996 and June 30, 1996 consisted of the following:

                                       December 31,      June 30,
                                           1996            1996
                                       (unaudited)      (audited)
                                       ----------      ----------
       Raw materials                   $  183,803      $  133,818

       Work in process                    566,399         376,998

       Finished goods and components      585,231         742,091
                                       ----------      ----------
                                        1,335,433       1,252,907
       Less progress payments                -            (49,651)
       Less reserve for obsolescence     (190,000)       (160,000)
                                       ----------      ----------
       Total                           $1,145,433      $1,043,256
                                       ==========      ==========

                        NETWORKS ELECTRONIC CORP.
                      NOTES TO FINANCIAL STATEMENTS
                            December 31, 1996


3.       LONG-TERM DEBT
         --------------

         At December 31, 1996 and June 30, 1996, the Company's long-term debt consisted of the following:


                                                December 31,     June 30,
                                                    1996           1996
                                                (unaudited)     (audited)
                                               -----------    -----------
      Note payable to bank, secured by deed of
        trust on land and building, principal
        payable in monthly installments of
        $10,000 through June 2000, with
        interest payable at a reference rate
        (10.50% at both December 31, 1996 and
        June 30, 1996, respectively). A balloon
        payment is due in June 2000.            $1,762,528     $1,822,528


      Note payable to Community Redevelopment
        Agency ("CRA"), non-interest bearing,
        construction loan, secured by real
        estate, no principal payments required
        through April 2001, with level monthly
        principal payments applicable over
        20 years through April 2021.               681,674        187,708
                                                ----------     ----------
                                                 2,444,202      2,010,236
      Less current maturities                      120,000        120,000
                                                ----------     ----------
      Total                                     $2,324,202     $1,890,236
                                                ==========     ==========

                            NETWORKS ELECTRONIC CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


4.       NOTES PAYABLE, RELATED PARTIES
         ------------------------------

         (a) In January 1995, the Company received a $152,000 loan from the estate of its former president and chief executive officer, secured by specific machinery and equipment. The loan is being repaid in equal monthly principal installments of $4,222 (plus interest at 10%) over a three year period. A loan fee of $2,000 was charged to consummate the transaction. The outstanding loan balance at December 31, 1996 and June 30, 1996 was $54,890 and $80,222, respectively. The current portion of the debt at both December 31, 1996 and June 30, 1996 was $50,667. Interest expense on this note during the six month periods ended December 31, 1996 and 1995 was $3,346 and $5,936, respectively.

         (b) In August 1996 the Company's vice president loaned the Company $100,000 at an annual interest rate of 13%, secured by the Company's accounts receivable. Interest is payable monthly with the principal fully due and payable on September 1, 1997. Through December 31, 1996, interest expense on this loan amounted to $4,630.

         (c) In September 1996 a director advanced the Company $22,000 for a fee of $200. The money was repaid by the Company in October 1996.

5.       GAIN ON DISPOSITION OF PROPERTY
         -------------------------------

         During the six months ended December 31, 1995, the Company sold fully depreciated machinery for $13,500.

6.       FORGIVENESS OF DEBT
         -------------------

         During the six months ended December 31, 1996, the Community Redevelopment Agency ("CRA") disbursed funds in the amount of approximately $581,136 for the retrofit and repair of the Company's damaged building at its Chatsworth site. The damage was sustained as a result of the Northridge Earthquake in January 1994. Of this commitment, 15% or approximately $87,170 was a grant and was recorded as forgiveness of debt income for the period. At December 31, 1996, cumulative funds disbursed by the CRA since the inception of the loan agreement in April 1996 amounted to approximately $801,969, of which $120,295 has been recognized as forgiveness of debt income and $681,674 as long-term debt (see Note 3 above). An additional $433,663 in construction costs for building improvements related to a lease agreement (see Note 8 below) have been incurred through January 27, 1997 and have been submitted

                            NETWORKS ELECTRONIC CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


6.       FORGIVENESS OF DEBT (continued)
         -------------------

         to the CRA for approval and payment. $12,032 of these additional costs were incurred through December 31, 1996. Subsequent disbursement of funds covering the additional costs would bring cumulative CRA payments to approximately $1,235,632 out of a total $1,300,000 commitment, along with the recognition of another $65,049 in debt forgiveness income.

7.       STOCK OPTION PLAN
         -----------------

         The Company's Board of Directors has adopted the Networks Electronic Corp. 1996 Stock Incentive Plan (the "1996 Plan") which provides for the grant of up to 100,000 shares of the Company's common stock to directors, officers, employees and consultants of the Company. The 1996 Plan was submitted to and approved by the shareholders of the Company at the Annual Meeting of Shareholders held on December 13, 1996.

         During the year ended June 30, 1996, the Company's chief executive officer exercised 75,000 stock options which had been granted outside of the Company's existing Stock Option Plan, at an exercise price of $.1875 per share. Accordingly, an outstanding stock subscription receivable in the amount of $14,063 has been recorded at both the December 31, 1996 and June 30, 1996 balance sheet dates.

8.       LEASE AGREEMENT
         ---------------

         The Company has negotiated the lease of approximately 35,000 square feet of its Chatsworth facility. The lease agreement calls for monthly base rent to be approximately $17,850, with 2 months free and a cost of living increase every 18 months over the initial 62 month period. The lessee will have an option to extend the original lease term for an additional 60 months. Additionally, the lessee has contributed a nonrefundable deposit of $100,000 toward the Company's cost of constructing improvements to its Chatsworth property and will loan the Company up to $288,000 at an annual rate of 10% to fund additional improvements. The loan will be amortized monthly over 5 years, with the monthly payment netted against the lessee's rent. In October 1996, the lessee reimbursed the Company for $26,775 in broker fees and $23,175 in other costs incurred in connection with negotiating the lease arrangement, and also paid the initial month's base rent of $17,850. In December 1996, the lessee paid $22,419 for additional professional fees associated with the completion of the finalized lease agreement. The commencement date of the tenancy will be approximately February 23, 1997.

                            NETWORKS ELECTRONIC CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations
---------------------

Overall sales for the quarter ended December 31, 1996, increased by about 10% from the prior year, reflecting the general pick-up in orders occurring throughout the aerospace industry. Bearing Division sales increased 5%, while Ordnance Division sales increased a robust 18%.

Sales for the six months ended December 31, 1996 decreased 6% to $1,908,000 from $2,025,000 for the comparable period of the prior year. The decrease can be attributed largely to a partial payment on a time and materials contract in the Ordnance Division that was subsequently canceled for the customer's convenience in September 1995. This billing generated approximately $239,000 in sales revenue in the year-ago period. As a result, Ordnance Division sales decreased by approximately 5%. The Bearing Division sales (comprising 57% of the total sales mix) decreased by approximately 6%, largely as the result of delays in some shipments from the December 1996 quarter to the March 1997 quarter.

Company backlogs as of February 1, 1997 have increased to approximately $2,700,000 for both divisions. The Bearings Division backlog is approximately $2,000,000 and the Ordnance Division backlog is approximately $700,000. This represents a total increase of approximately $700,000 from year-ago levels.

Bookings for the Company show a positive growth trend. Total backlogs have approximately doubled since June 30, 1996, reflecting the results of the rebuilding plan to market and sell the Company's products and services. The book to bill ratio for the period ending December 31, 1996 was approximately 1.64 compared to approximately 0.9 for the same period last year. This positive trend in bookings has continued into the current period and will translate into increased sales for the Company in the forthcoming months.

The Company's gross profit margins decreased to approximately 26% during the six months ended December 31, 1996, from approximately 33% during the six months ended December 31, 1995, due in large measure to ongoing competitive price pressures throughout the industry, preventing the Company from passing on increased labor costs (as part of the Company's wage normalization policy) to its customers.

While gross margins are down from the similar period last year, the Company continues to improve its operating efficiencies. This positive trend is shown by the return on revenue ratio (operating income as a percentage of Sales), which has climbed steadily since the Company's return to profitability. For fiscal year ending June 1995, the Company's return on revenue ratio was 1.55%, for fiscal year ending June 1996 it was 4.45% and for the current six-month reporting period it was 7.9%.

                            NETWORKS ELECTRONIC CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations (Continued)
---------------------------------

General, administrative and selling expenses increased by 2% (approximately $7,000) compared to the six month period ended December 31, 1995. The increase was due primarily to higher wages paid to administrative personnel, as well as to increased fees for professional services associated with corporate legal and administrative matters. Expectations that selling and G & A expenses will level off in the months ahead should be tempered somewhat by the possibility that the Company may undergo a period of more sustained sales growth, calling for the hiring of additional personnel.

Net interest expense declined by 9% (approximately $10,000) compared to the six months ended December 31, 1995. Although average aggregate borrowings climbed compared to a year ago (by about $250,000), the fact that the CRA loan is non-interest bearing served to reduce the effective interest rate to approximately 9% during the six month period ended December 31, 1996 from approximately 11% for the six month period ended December 31, 1995. Excluding the possible effects of terms applicable to a loan refinance or a new credit line, the effective interest rate should continue to decline in the months ahead, due to additional CRA construction financing at 0%.


Liquidity and Capital Resources
-------------------------------

The Company had working capital of approximately $860,000 at December 31, 1996, as compared to approximately $835,000 at June 30, 1996. The increase of approximately $25,000 was due primarily to pre-tax income for the six month period of $110,000 (excluding debt forgiveness and depreciation), plus the reclassification of $38,000 of an adjudication award liability from short to long- term, less $87,000 in net payments made on long-term debt, less roughly $36,000 in capital expenditures made for new phone and computer systems (as part of a modest program of office modernization). With the Community Redevelopment Agency loan commitment and the commencement of a 5 year tenant lease for a portion of the Chatsworth facility, management believes that the Company can continue to generate enough earnings to meet short and medium-term financing needs.

The Company's cash position increased by approximately $33,000 from June 30, 1996 levels, to about $132,000 at the December 31, 1996 balance sheet date. The increase was largely related to the Company's increased diligence in the collection of its accounts receivable. Management is continuing to seek the refinance of its mortgage and the establishment of a line of credit to support its operating requirements, the largest of which is a defined benefit pension plan contribution of approximately $160,000 due by March 1997 which, if not paid timely, could result in the imposition of a 10% excise tax by the Internal Revenue Service.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Factors That May Affect Future Results and Financial Condition
---------------------------------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Factors That May Affect Future Results and Financial Condition (Continued)
--------------------------------------------------------------------------

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

DEPENDENCE ON KEY CUSTOMERS
During each of the six month periods ended December 31, 1996 and 1995, sales to the Department of Defense by the Company constituted approximately 17%, respectively, of the Company's sales. Sales to Hughes Missile Systems and Industria Engineering accounted for approximately 17% and 12%, respectively, of Company sales for the six months ended December 31, 1995. A significant decline in sales of any of these key customers could adversely affect the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Factors That May Affect Future Results and Financial Condition (Continued)
--------------------------------------------------------------------------

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

NO EARTHQUAKE INSURANCE
The Company's principal executive offices are located in a facility owned by the Company in Chatsworth, California an area which was damaged in the 1994 Northridge, California earthquake. The Company does not currently carry insurance against earthquake-related risks. The Company suffered approximately $1.2 million in damages, costs and renovations to its facility resulting from that earthquake, and recovered only approximately $384,000 from insurers as a result of insured flood damage caused by the earthquake.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Factors That May Affect Future Results and Financial Condition (Continued)
--------------------------------------------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Factors That May Affect Future Results and Financial Condition (Continued)
--------------------------------------------------------------------------

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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of Shareholders for Networks Electronic Corp. took place on Friday, December 13, 1996.

All four of the Company's directors, namely, David Wachtel (Chairman of the Board), Glenn Linderman, Ileana Wachtel (Corporate Secretary), and Rodica Patrichi were re-elected and will continue to act in their same capacities in the ensuing year. Actual votes cast a the meeting were as follows: David Wachtel
- 1,420,926 votes for, 18,812 votes withheld; Glenn Linderman - 1,422,381 votes for, 17,357 votes withheld; Ileana Wachtel - 1,420,836 votes for, 18,902 votes withheld, and Rodica Patrichi - 1,420,836 votes for, and 18,902 votes withheld.

The only other matter voted on at the meeting concerned the adoption of the Company's 1996 Stock Incentive Plan, which was ratified and approved by shareholders. The voting was as follows: 1,165,190 votes for the proposal, 25,902 votes against the proposal, and 8,375 abstentions, with approximately 240,271 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended December 31, 1996.

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




Date: February 12, 1997
     -----------------------