Form 10-Q
period 1997-03-31
NETWORKS ELECTRONIC CORP
filed 1997-05-15
CIK 71106

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1997 COMMISSION FILE NUMBER 0-1817


                            NETWORKS ELECTRONIC CORP.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


            CALIFORNIA                               95-1770469
 -------------------------------           -------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification
  incorporation of organization)                       Number)


                9750 De Soto Avenue, Chatsworth, California 91311
--------------------------------------------------------------------------------
                    (Address or principal executive offices)



                                 (818) 341-0440
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X           No
                     -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of

              CLASS                                    1,671,221
   -----------------------------               --------------------------
   Common Stock - $.25 par value               Outstanding at May 5, 1997

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            NETWORKS ELECTRONIC CORP.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                        March 31, 1997 and June 30, 1996

                                         March 31,         June 30,
                                           1997              1996
                                        ----------        ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents          $  362,340        $   99,114
     Trade accounts receivable - net       535,970           753,159
     Other receivables                      50,047            68,000
     Inventories - net                   1,146,351         1,043,256
     Prepaid expenses and deposits          50,951            19,577
     Deferred income taxes                   9,469             9,469
     Other assets, current portion          16,383                --
                                        ----------        ----------
             Total current assets        2,171,511         1,992,575
                                        ----------        ----------

PROPERTY AND EQUIPMENT, AT COST:
     Land                                  131,773           131,773
     Building and improvements           3,440,660         2,194,703
     Machinery and equipment             4,355,306         4,335,926
                                        ----------        ----------
                                         7,927,739         6,662,402
     Less accumulated depreciation       5,713,765         5,627,847
                                        ----------        ----------
     Property and equipment, net         2,213,974         1,034,555
                                        ----------        ----------

DEFERRED INCOME TAXES,
  NON-CURRENT PORTION                      161,295           254,795

OTHER ASSETS, NON-CURRENT PORTION           38,250                --
                                        ----------        ----------
             Total assets               $4,585,030        $3,281,925
                                        ==========        ==========


The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                        March 31, 1997 and June 30, 1996

                                               March 31,        June 30,
                                                 1997            1996
                                              ----------      -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Notes payable and current
      maturities of long-term debt            $  188,405       $  120,000
     Notes payable, related parties -
      current portion                            100,000           50,667
     Accounts payable                            406,898          535,013
     Customer advances and deposits               25,485               --
     Current portion of pre-petition debt:
      Adjudication award payable                   5,472           56,059
      Accrued pension liability                  182,000          188,800
      Other payables                              28,842           31,315
     Other accrued expenses                      195,375          175,840
                                              ----------      -----------
     Total current liabilities                 1,132,477        1,157,694
                                              ----------      -----------
LONG-TERM DEBT:
     Long-term payables                          290,477               --
     Long-term debt, less current maturities   2,812,725        1,890,236
     Notes payable, related parties                   --           29,555
     Accrued pension liability                   413,948          446,850
     Adjudication award payable                   37,570               --
                                              ----------      -----------
COMMITMENTS AND CONTINGENCIES                         --               --
                                              ----------      -----------
STOCKHOLDERS' DEFICIENCY IN ASSETS:
     Common stock, par value $.25 per share;
      authorized 10,000,000 shares, issued
      and outstanding 1,671,221 shares           417,805          417,805
     Additional paid-in capital                  280,985          280,985
     Accumulated deficit                        (433,491)        (573,734)
     Stock subscriptions receivable              (14,063)         (14,063)
     Pension liability adjustment               (353,403)        (353,403)
                                             -----------       ----------
     Total stockholders'
       deficiency in assets                     (102,167)        (242,410)
                                             -----------       ----------
     Total liabilities and stockholders'
       deficiency in assets                  $ 4,585,030      $ 3,281,925
                                             ===========      ===========

The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                        Three Months Ended           Nine Months Ended
                              March 31,                   March 31,
                         1997        1996            1997         1996
                      ----------------------      -----------------------
Sales                 $1,066,760   $ 930,536      $2,974,772   $2,955,155

Cost of sales            781,963     672,846       2,202,031    2,029,228
                      ----------   ---------      ----------   ----------
  Gross profit           284,797     257,690         772,741      925,927

Selling, adminis-
 trative and other
 operating expenses      245,857     200,546         583,062      530,979
                      ----------   ---------      ----------   ----------
  Operating income        38,940      57,144         189,679      394,948

Other income (exp.):
 Loss on disposition
  of property                 --          --              --       (7,273)
 CRA debt forgiveness     45,565          --         132,735           --
 Vendor debt
  forgiveness             40,296          --          40,296           --
 Interest and non-
  operating expenses,
  net                    (53,585)    (55,671)       (153,848)    (164,443)
 Rental income, net       11,586          --          11,586           --
 Insurance proceeds       14,095          --          14,095           --
                      ----------   ---------      ----------   ----------
  Income before
   income taxes           96,897       1,473         234,543      223,232

Income tax provision
 (benefit)                39,100        (300)         94,300       89,500
                      ----------   ---------      ----------   ----------
   Net income          $  57,797   $   1,773      $  140,243   $  133,732
                      ==========   =========      ==========   ==========
Net income
 per share             $     .03   $     .00      $      .08   $      .08
                      ==========   =========      ==========   ==========
Average weighted
 number of shares
 outstanding           1,671,221   1,596,221       1,671,221    1,596,221
                      ==========   =========      ==========   ==========

The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                      Nine Months Ended   Nine Months Ended
                                          March 31,           March 31,
                                            1997                1996
                                      ------------------  -----------------
Cash flows from operating activities:
   Net income                             $ 140,243            $ 133,732
                                          ---------            ---------
Adjustments to reconcile net income
  to net cash used in
  operating activities:
   Non-cash items included
    in net income:
       Depreciation and
        amortization                         85,918               93,384
       Loss on disposition
        of property                            -                   7,273
       Deferred income taxes                 93,500               87,200
   Changes in:
       Receivables                          235,142              272,625
       Inventories                         (103,095)            (201,657)
       Prepaid expenses and deposits        (31,374)             (68,029)
       Other assets                         (54,633)                -
       Accounts payable and
        accrued expenses                    166,407               31,316
       Customer advances and deposits        25,485              (11,585)
       Income taxes                            -                  (6,276)
       Accrued pension liability            (39,702)             (26,324)
                                          ---------            ---------
         Total adjustments                  377,648              177,927

Net cash provided by
  operating activities                      517,891              311,659
                                          ---------            ---------







   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                     Nine Months Ended    Nine Months Ended
                                         March 31,            March 31,
                                           1997                 1996
                                     -----------------    -----------------
Cash flows from investing activities:
  Capital expenditures                  $(1,265,337)           $(114,069)
  Net proceeds from disposition
   of property                                 -                  64,627
                                        -----------            ---------
Net cash used in
  investing activities                   (1,265,337)             (50,342)
                                        -----------            ---------
Cash flows from financing activities:
  Proceeds from long-term borrowings      1,083,239               63,430
  Proceeds from notes payable,
   related parties                          122,000                 -
  Mortgage debt reduction                   (90,000)            (113,126)
  Other payments of long-term debt           (2,345)
  Payments on notes payable,
   related parties                         (102,222)             (38,000)
                                        -----------            ---------
Net cash provided by (used in)
  financing activities                    1,010,672              (87,696)
                                        -----------            ---------
Net increase in
  cash and cash equivalents                 263,226              173,621

Cash and cash equivalents
  at beginning of period                     99,114              117,494
                                        -----------            ---------
Cash and cash equivalents
  at end of period                      $   362,340            $ 291,115
                                        ===========            =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                         $     800            $   9,500
                                          =========            =========
Interest paid                             $ 156,725            $ 173,040
                                          =========            =========

The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1997


1.    BASIS OF PRESENTATION
      ---------------------

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows for the periods shown.

      Certain prior period amounts have been reclassified to conform to the current period's presentation.

      The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the respective three and nine month periods are not necessarily indicative of the results to be expected for a full year of operations.

2.    INVENTORIES
      -----------

      Inventories are valued at the lower of cost (FIFO) or market. The inventories at March 31, 1997 and June 30, 1996 consisted of the following:

                                        March 31,       June 30,
                                          1997            1996
                                       ----------      ----------
       Raw materials                   $  236,121      $  133,818

       Work in process                    636,839         376,998

       Finished goods and components      478,391         742,091
                                        ---------      ----------
                                        1,351,351       1,252,907
       Less progress payments                -            (49,651)
       Less reserve for obsolescence     (205,000)       (160,000)
                                        ---------      ----------
       Total                           $1,146,351      $1,043,256
                                       ==========      ==========

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1997

3.    OTHER ASSETS
      ------------

      Other assets totaling $54,633 at March 31, 1997 consist of deferred charges related to the lease of space at the Company's facility in Chatsworth (see Note 9 below) in the amount of $45,300 and loan fees of $9,333 pertaining to additional financing obtained in March 1997. These deferred charges are being amortized over periods ranging from approximately two to five years. At March 31, 1997, the current portion was $16,383 and the non-current portion was $38,250.


4.    LONG-TERM DEBT
      --------------

      At March 31, 1997 and June 30, 1996, the Company's long-term debt consisted of the following:

                                                   March 31,      June 30,
                                                     1997           1996
                                                  ----------     ----------
      Note payable to bank, secured by
        deed of trust on land and building,
        principal payable in monthly
        installments of $10,000 through
        June 2000, with interest payable
        monthly at a reference rate plus 2.25%
        (10.75% at March 31, 1997 and 10.50%
        at June 30, 1996, respectively).  A
        balloon payment is due in June 2000.      $1,732,528     $1,822,528

      Note payable to Community Redevelopment
        Agency ("CRA"), non-interest bearing,
        construction loan, secured by second
        deed of trust on land and building,
        no principal payments required through
        April 2001, with level monthly
        principal payments applicable
        over 20 years through April 2021.            939,872        187,708

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1997


4.    LONG-TERM DEBT (Continued)
      --------------------------

                                                   March 31,      June 30,
                                                     1997           1996
                                                  ----------     ----------

      Note payable to lessee, secured by third
        deed of trust on land and building
        and assignment of rents, principal
        payable in monthly installments of
        $1,052 through March 2002, with
        interest payable monthly at an
        annual rate of 10.0%.                         63,148             --

      Note payable to financial institution,
        secured by machinery and equipment,
        principal payable in monthly
        installments of $4,167 along with
        interest at a reference rate plus
        2.75% (11.25% at March 31, 1997)
        through March 1999. A balloon
        payment is due March 1999.                   250,000             --

      Note payable to finance company, secured
        by telephone equipment, payable in
        monthly installments of $656
        including interest at approximately
        18%. Matures in October 2001.                 15,582             --
                                                  ----------     ----------
                                                   3,001,130      2,010,236
      Less current maturities                        188,405        120,000
                                                  ----------     ----------
      Total                                       $2,812,725     $1,890,236
                                                  ==========     ==========


      At March 31, 1997, additional borrowing available on the note payable to lessee was $224,852 (authorized for building improvements) and on the note payable to financial institution was $150,000.

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1997


5.    NOTES PAYABLE, RELATED PARTIES
      ------------------------------

      (a) In January 1995, the Company received a $152,000 loan from the estate of its former president and chief executive officer, secured by specific machinery and equipment. The loan was being repaid in equal monthly principal installments of $4,222 (plus interest at 10%) over a three year period. A loan fee of $2,000 was charged to consummate the transaction. The outstanding loan balance at June 30, 1996 was $80,222, of which $50,667 was the current portion. In March 1997, the Company obtained other financing and paid off the remaining principal balance of $42,222. Interest expense on this note during the nine month periods ended March 31, 1997 and 1996 was $4,296 and $8,391, respectively.

      (b) In August 1996 the Company's vice president loaned the Company $100,000 at an annual interest rate of 13%, secured by the Company's accounts receivable. Interest is payable monthly with the principal fully due and payable on September 1, 1997. Through March 31, 1997, interest expense on this loan amounted to $7,835.

      (c) In September 1996 a director advanced the Company $22,000 for a fee of $200. The money was repaid by the Company in October 1996.


6.    GAINS AND LOSSES ON DISPOSITION OF PROPERTY
      -------------------------------------------

      During the nine months ended March 31, 1996, the Company sold fully depreciated machinery for $13,500, and sold its Florida condominium property at a loss of $20,773, resulting in a net loss from disposition of property of $7,273 during the period.


7.    FORGIVENESS OF DEBT
      -------------------

      During the nine months ended March 31, 1997, the Community Redevelopment Agency ("CRA") disbursed funds in the amount of approximately $884,899 for the retrofit and repair of the Company's damaged building at its Chatsworth site. The damage was sustained as a result of the Northridge Earthquake in January 1994. Of this commitment, 15% or approximately $132,735 was a grant and was recorded as forgiveness of debt income for the period. At March 31, 1997, cumulative funds disbursed by the CRA since the inception of the loan

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1997


7.    FORGIVENESS OF DEBT (Continued)
      -------------------------------

      agreement in April 1996 amounted to approximately $1,105,732, of which $165,860 has been recognized as forgiveness of debt income and $939,872 as long-term debt (see Note 4 above). An additional $290,477 in construction costs for building improvements related to a lease agreement (shown as long-term payables) have been incurred through March 31, 1997 and have been submitted to the CRA and the lessee for approval and payment. Of this amount, approximately $194,268 represents the remaining portion attributable to the total CRA commitment of $1,300,000. Subsequent disbursement by the CRA would result in the recognition of another $29,140 in debt forgiveness income. It is anticipated that the balance of the additional costs in the amount of $96,209 are to be funded by the lessee (see Note 9 below).


8.    STOCK OPTION PLAN
      -----------------

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

      During the year ended June 30, 1996, the Company's chief executive officer exercised 75,000 stock options which had been granted outside of the Company's existing Stock Option Plan, at an exercise price of $.1875 per share. Accordingly, an outstanding stock subscription receivable in the amount of $14,063 has been recorded at both the March 31, 1997 and June 30, 1996 balance sheet dates.

9.    LEASE AGREEMENT
      ---------------

      The Company has negotiated the lease of approximately 35,000 square feet of its Chatsworth facility. The commencement date of the tenancy was March 7, 1997. The lease agreement calls for monthly base rent to be approximately $17,850, with 2 1/2 months free and a cost of living increase every 18 months over the initial 62 month period. In addition, the lessee will reimburse the Company for pro rata property taxes, insurance, and utilities. The lessee has an option to extend the original lease term for an additional 60 months.

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1997


9.    LEASE AGREEMENT (Continued)
      ---------------------------

      Additionally, the lessee has contributed $100,000 toward the Company's cost of constructing improvements to its Chatsworth property and of negotiating the lease agreement, and is also committed to loan the Company up to $288,000 at an annual rate of 10% to fund additional improvements. As of March 31, 1997, the lessee had loaned the Company approximately $63,148 of the $288,000 commitment. The loan is being repaid over 5 years, with monthly level principal payments of approximately $1,052 plus interest being netted against the lessee's rent. Another $96,209 in construction and lease-related costs (see Note 7 above) has been submitted to the lessee for payment. Once funded, the Company's expected monthly level principal payments applied against the lessee's rent will increase to approximately $2,700.

                            NETWORKS ELECTRONIC CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations
---------------------

Overall sales for the quarter ended March 31, 1997 increased by about 15% from the prior year, reflecting the general pick-up in orders occurring throughout the aerospace industry. Bearing Division shipments actually decreased 18%, while Ordnance Division sales increased by 78%. The dramatic change in sales mix which occurred during the quarter reflected the fact that shipments of some Bearing Division parts were delayed from the March 1997 to the June 1997 quarter and that several large Ordnance Division orders previously in production over a long period of time were finally completed.

Sales for the nine months ended March 31, 1997 were relatively flat, increasing by 0.7% to approximately $2,975,000 from $2,955,000 for the comparable period of the prior year. The prior year's figures included sales revenue of approximately $239,000 from a non-recurring time and materials contract in the Ordnance Division. Bearing Division sales (comprising 53% of total sales) decreased by approximately 10%, while Ordnance Division revenue was up 17%.

Company backlogs as of April 30, 1997 have increased to approximately $2,850,000 from the combined divisions. The Bearings Division backlog is approximately $2,450,000 and the Ordnance Division backlog is approximately $400,000. This represents a total increase of approximately $150,000 from just three months ago. Bookings for the Company continue to show a positive growth trend. Total backlogs have more than doubled since June 30, 1996, reflecting the results of the rebuilding plan to market and sell the Company's products and services. The book to bill ratio for the three month period ending March 31, 1997 was approximately 1.73 compared to approximately 0.88 for the same period last year. Orders, when compared to the same period last year, increased significantly from approximately $764,000 to $1,800,000. This positive trend in bookings will translate into increased sales for the Company in the forthcoming months.

The Company's gross profit margins decreased to approximately 26% during the nine months ended March 31, 1997, from approximately 31% during the nine months ended March 31, 1996, due in large measure to ongoing competitive price pressures throughout the industry, preventing the Company from passing on increased labor costs (as part of the Company's wage normalization policy) to its customers.

While gross margins are down from the similar period last year, the Company continues to improve its operating efficiencies. This positive trend is shown by the return on revenue ratio (operating income as a percentage of sales), which has climbed steadily since the Company's return to profitability. For the fiscal year ending June 1995, the Company's return on revenue ratio was 1.6%,

NETWORKS ELECTRONIC CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations (Continued)
---------------------------------

for fiscal year ending June 1996 it was 4.4%, and for the current nine-month reporting period it was 6.4%.

General, administrative and selling expenses increased by 10% (approximately $52,000) compared to the nine month period ended March 31, 1996. The increase was due primarily to higher wages paid to administrative personnel, as well as to increased fees for professional services associated with corporate legal, administrative and management matters. Expectations that selling and G & A expenses will level off in the months ahead should be tempered somewhat by the possibility that the Company may undergo a period of more sustained sales growth, calling for the hiring of additional personnel.

Net interest expense declined by 6% (approximately $11,000) compared to the nine months ended March 31, 1996. Although average aggregate borrowings climbed by about $500,000 compared to a year ago, the fact that the CRA loan is non-interest bearing served to reduce the effective annual interest rate to approximately 8.1% during the nine month period ended March 31, 1997 from approximately 10.9% for the nine month period ended March 31, 1996. Excluding the possible effects of terms applicable to a loan refinance or a new credit line, the effective interest rate should continue to decline in the months ahead, due to additional CRA construction financing at 0%.


Liquidity and Capital Resources
-------------------------------

The Company had working capital of approximately $1,040,000 at March 31, 1997, as compared to approximately $835,000 at June 30, 1996. The increase of approximately $205,000 was due primarily to pre-tax income for the nine month period of $188,000 (excluding CRA debt forgiveness and depreciation), plus $250,000 in loan proceeds from a new funding source, less the net reclassification of $23,000 from long to short-term debt, less $38,000 in deferred charges, less approximately $183,000 in payments made on pension and long-term debt. With the Community Redevelopment Agency loan commitment, plus an additional commitment of $400,000 from a financial institution (of which $250,000 has been utilized as of March 31, 1997), and the commencement of a 5 year tenant lease for a portion of the Chatsworth facility, management believes that the Company can continue to generate enough earnings to meet both its short and medium-term financing needs. The tenant lease began March 7, 1997, and should provide the Company with close to $200,000 annually over at least the next five years. The Company plans to use these revenues to enhance productivity through the purchase of machinery and equipment and, if needed, to pay down its pension liability.

                            NETWORKS ELECTRONIC CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Liquidity and Capital Resources (Continued)
-------------------------------------------

The Company's cash position increased by approximately $263,000 from June 30, 1996 levels, to about $362,000 at the March 31, 1997 balance sheet date. The increase was largely due to net proceeds of approximately $198,000 from a new loan taken out in March 1997, and to the Company's continuing diligence in the collection of its accounts receivable. Management is continuing to seek the refinance of its mortgage and the establishment of an additional line of credit to support its operating requirements, the largest of which is a defined benefit pension plan contribution of approximately $182,000 due within the coming year.

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

DEPENDENCE ON KEY CUSTOMERS
During the nine months ended March 31, 1997, sales to the Department of Defense constituted approximately 17% of Company sales. Sales to the Department of Defense and Hughes Missile Systems accounted for approximately 19% and 15%, respectively, of Company sales for the nine months ended March 31, 1996. A significant decline in sales to any of the aforementioned key customers could adversely affect the Company.

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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 1997.

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




Date: May 9, 1997
     -----------------------