Form 10-K
period 1997-06-30
NETWORKS ELECTRONIC CORP
filed 1997-10-14
CIK 71106

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                                  ANNUAL REPORT
                         Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 1997
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

                     Yes  /x/     No  / /

  The aggregate market value of the shares of common stock (based on the closing sales price of these shares on September 26, 1997) held by nonaffiliates of the registrant was $414,472.

  The number of shares outstanding of the registrant's common stock, $.25 par value, was 1,671,221 at September 26, 1997.

                                     PART I

ITEM 1.  BUSINESS

Principal Business
The Principal business of Networks Electronic Corp., hereinafter called the "Company" or "Networks", is the design, fabrication, assembly and sale of high technology components for aerospace and U.S. Government defense prime contractors. The Company was incorporated in the State of California in October 1953. The Company operates two divisions: (1) U.S. Bearing Division whose products are spherical, self-aligned, self- lubricating and specialized bearings used chiefly in the aerospace industry, and (2) Ordnance Division whose products include miniaturized electro-pyrotechnic devices such as switches, initiator-igniters for missile subsystems, thermal relay switches, and glass-to-metal seals used solely in the defense and aerospace industries. The products of each division are sold by Company-employed sales staff, representatives and specialized distributors to domestic and overseas customers.

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

Customer Dependency

The Company's Bearing Division manufactures specialized bearings for sale to the defense and aerospace industries either directly to the U.S. Government or to Government prime contractors, such as: McDonnell Douglas, Lockheed Martin, Textron and Hughes. Only the Department of Defense (27%) contributed 10% or more of the Bearing Division's revenues during the fiscal year ended June 30, 1997.

The Ordnance Division of the Company manufactures electro-pyrotechnic devices for the defense and aerospace industries. Its products are sold to a few prime contractors such as: Eagle Picher, Hughes Training and Missile Systems, and Textron. These customers accounted for 22%, 16%, and 13%, respectively, of the Ordnance Division's revenues for the fiscal year ended June 30, 1997. No other customer accounted for 10% or more of the Ordnance Division's revenues.

Backlog
The Company's backlog of unfilled orders at June 30, 1997 was approximately $3,900,000, compared with $1,350,000 at June 30, 1996.

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

Patents
Although the Company does have a substantial number of patents, it depends primarily upon technical know-how, product technology, numerous qualifications and service to its customers to protect its position.

Research and Development
During the last three fiscal years, the Company has engaged in limited Company-sponsored research and development activities. The estimated amount spent during the years ended June 30, 1997, 1996, and 1995 on such activities was approximately $6,000, $97,000, and $2,000, respectively. A significant portion of the 1996 expenditures related to the qualification process for new Ordnance devices.

Environmental Contingent Liabilities
Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had no adverse effect on capital expenditures, earnings or the competitive position of the Company since the previous year.

Employees
At June 30, 1997, the Company had approximately 60 full time employees, as compared with 64 at June 30, 1996.

Material Changes in Business
There have been no material changes in business done by the Company since the previous year.

Lines of Business
The Company has been engaged in more than one line of business during its last five fiscal years.

Corporate Summary of Results by Division (In Thousands)
-------------------------------------------------------

                                        -------   -------   -------   -------    -------
                                         1997       1996     1995      1994        1993
                                        -------   -------   -------   -------    -------
Bearing Division
  Sales*                                $ 2,087   $ 2,383   $ 1,895   $ 1,530    $ 3,067
  Pretax income (loss)**                     51       212     1,117      (398)    (1,407)
  Identifiable assets                     2,892     1,984     2,133     1,759      2,399
Ordnance Division:
  Sales*                                  1,923     1,550     1,112     1,253      1,543
  Pretax income (loss)**                    457        47       633      (146)      (173)
  Identifiable assets                     1,749     1,298     1,042       844      1,283
Capital expenditures of each segment:
 Bearings                                   856       181        28         2         37
 Ordnance                                   442       138        17         3          7

    *   No intersegment sales.
    **  Does not include interest expense in any of the five years presented.
--------------------------------------------------------------------------------

Parents
The Mihai D. Patrichi Trust owns 790,383 shares (approximately 47%) and beneficially controls 895,053 shares (approximately 54%) of the Company's common stock. By reason of this ownership of such common stock, the Mihai D. Patrichi Trust is deemed to be a parent of the Company for the purposes of the Securities Act of 1934, as amended. The trust is administered by Ileana Wachtel (Mihai Patrichi's daughter and the wife of David Wachtel, the President and CEO of the Company) and Rodica Patrichi (Mihai Patrichi's widow). There is no such other person who owns 10% or more of the Company's common stock, and who might be deemed a "parent" of the Company.

Bankruptcy Status
In July 1993, the Company filed a voluntary petition for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, and subsequently operated its business as a debtor-in possession, subject to the supervision of the Bankruptcy Court. The order confirming the Company's plan for reorganization was entered on November 9, 1994, contemplating full repayment of all pre-petition liabilities over a twelve year period. In June 1997, the Court ordered that the chapter 11 case be closed; however, the Company will not be discharged until complete performance of its reorganization plan has been achieved.

ITEM 2.  PROPERTIES
The Company's administrative, engineering and manufacturing activities are all carried on from an 85,000 square foot building located on 7.25 acres of land in a light industrial area of Chatsworth, California, of which approximately 35,000 square feet have been leased to a tenant. See Note 17 of the notes to the financial statements.

ITEM 3   LEGAL PROCEEDINGS
See Note 16 of the notes to the financial statements.

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

---------------       ---------       ------
Year                  High            Low
---------------       ---------       ------
1995
   1st Quarter        0 1/4           0 1/16
   2nd Quarter        0 3/16          0 1/16
   3rd Quarter        0 7/16          0 1/16
   4th Quarter        0 5/8           0 1/16
1996
   1st Quarter        1 1/2           0 5/8
   2nd Quarter        1 1/2           0 1/2
   3rd Quarter        1 3/4           1
   4th Quarter        1               0 3/4
1997
   1st Quarter        1 3/8           0 7/8
   2nd Quarter        1               0 3/8
   3rd Quarter        0 7/8           0 3/8
   4th Quarter        1 5/16          0 5/8
-----------------------------------------------------------------

Networks Electronic Corp. stock was formerly listed on NASDAQ, the over-the-counter market, as NWRK. As of May 7, 1993, the stock has been quoted on the OTC electronic bulletin board.
-----------------------------------------------------------------
Approximate Number of

                                           Approximate Number of
                                           Record Holders (As of
     Title of Class                        September 26, 1997)
-----------------------------------------------------------------
Common stock, $.25 par value                       944*

*Included in the number of stockholders of record are shares held in "nominee" or "street" name.
-----------------------------------------------------------------


Dividends
The Company has never paid cash dividends on its common stock. During each of the years ended June 30, 1993 and 1992, respectively, a 5% common stock dividend was declared and distributed to stockholders. No common stock dividends have been declared during any subsequent year. Payment of future dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on retained earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6.  SELECTED FINANCIAL DATA FIVE-YEAR FINANCIAL HISTORY
         (In thousands of dollars except per share data)
--------------------------------------------------------------------------------
Years Ended June 30,

                                          1997       1996       1995       1994       1993
                                        -------    -------    -------    -------    -------
 Operations
   Sales                                $ 4,010    $ 3,933    $ 3,007    $ 2,783    $ 4,610
                                        -------    -------    -------    -------    -------
   Net income (loss)                        162         31      1,767       (800)    (1,885)
                                        -------    -------    -------    -------    -------
 Net income (loss) per common                                                         share
                                            .10       0.02       1.11       (.50)     (1.18)
                                        -------    -------    -------    -------    -------

 Financial position
   Working capital (deficiency)         $   882    $   835    $ 1,128    $(1,004)   $(2,173)
                                        -------    -------    -------    -------    -------
 Stockholders' (deficiency in assets)
 equity                                    (111)      (242)       (32)    (1,877)      (887)
                                        -------    -------    -------    -------    -------
 Total assets                             4,641      3,282      3,175      2,603      3,682
                                        -------    -------    -------    -------    -------
 Long-term debt                           3,408      2,367      2,327      1,966         25
                                        -------    -------    -------    -------    -------

No cash dividends have been paid or accrued during the past five years.

Reference is made to the financial statements and notes thereto included elsewhere herein.
--------------------------------------------------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 and 1996

Results of Operations

The Company's revenues increased by approximately $80,000 to $4,010,000 during the year ended June 30, 1997. Ordnance sales increased $380,000 and Bearings sales decreased by $300,000. The change in mix was caused partly by increased demand for the Company's Ordnance products, while the Bearings sales were impacted by the limitations on internal capacity plus the decreased availability of products and services in the supply chain. The limitations on internal capacity caused by the Northridge Earthquake are now significantly reduced, as we have recently completed the construction of a new 15,000 square feet facility which increases our production capacity. This facility will house equipment that has been idle since the earthquake. Furthermore, the recent upsurge in the aerospace industry impacted our supply chain, both increasing costs and affected our ability to achieve our estimated delivery targets. The Division has adjusted to these pressures by pushing out the lead time for delivery of our bearing products and establishing a smaller, but more reliable supplier base.

Gross profits improved to 25.7% from 18.9% in the prior year. This was primarily due to the increase in sales volume in the Ordnance Division, which traditionally enjoys higher margins. The reduced Bearing Division volume resulted in higher costs, as overhead was spread over fewer sales.

Orders for both divisions continues to be strong. The backlog of orders for both divisions as of June 30, 1997 is approximately $3,750,000, with the bookings in the Bearings Division up by close to $1,700,000 and bookings in the Ordnance Division up by approximately $1,400,000, when compared to the previous year. The Bearings Division backlog as at June 30, 1997 was approximately $3,000,000, and the Ordnance Division backlog was $750,000. This is in contrast to last year when the backlog for both divisions totaled $1,350,000. As of June 30, 1997 the book to bill ratio was 1.48, compared to 0.77 for the same period the previous year. Management anticipates that the healthy backlogs and the increase in manufacturing capacity will allow for an increase in sales in the forthcoming year.

As anticipated, general and administrative costs were up 40% as more engineering and sales staff were added to improve the Company's capabilities and market penetration. The year ended June 30, 1997 had numerous non-recurring charges associated with professional fees for the closing of the bankruptcy, leasing and repairing the building, and resolving a dispute with Hughes Missile Systems. Management expects wage costs to go up in the next fiscal year as part of the wage normalization policy. The chapter 11 bankruptcy has been removed from court supervision, so that the related court fees and attorney costs should be eliminated in the coming fiscal year.

Operating Income has continued to improve for the third straight year. Operating Income has increased by approximately 34% to $235,000 compared to $175,000 in the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Non-operating income has improved due to recognition of a large, non-recurring gain on completion of the Community Redevelopment Agency requirements for forgiveness of $162,000 of debt on the earthquake repairs. Completion of the earthquake repairs also allowed the Company to lease a portion of the building to another enterprise, bringing in approximately $60,000 in net rental income during the last four months of the year. The lease calls for net rental income of approximately $190,000 in the year ended June 30, 1998, and will provide approximately $1,000,000 of Rental Income over the next five years.

Interest expense was substantially unchanged as the Company's long-term debt pay-down counter-balanced the higher rates on new short-term borrowings. Management is planning to obtain additional financing, through refinancing the building loans or obtaining a working capital line of credit.

The Company is striving to capitalize on the rising market in both Bearings and Ordnance. The volume of quotes is higher than in the past six years and the backlog has increased to $3,900,000, the highest level since 1990.

Liquidity and Capital Resources

The Company's working capital at June 30, 1997 was $880,000 compared to $835,000 at June 30, 1996. A $400,000 improvement in working capital as a result of pre-tax income earned in the year (excluding depreciation) was largely offset by $55,000 in equipment purchases, $90,000 in deferred charges incurred, $100,000 of increased near-term maturity of long-term debt, and a $90,000 increase in pension contributions. The pension liability of $290,000 is due March 1998 and will not be deferred by the Internal Revenue Service. The short-term operating liquidity appears to remain tight for the first part of the new fiscal year, but Management expects the cash generated from the rental for a full year and increased gross profit from higher sales to be sufficient to meet its obligations and near-term capital requirements.

The Company is working to refinance the building and replace the existing term loan with Wells Fargo. Management expects that transaction to yield sufficient funds to meet the Company's working capital needs for the medium term.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Factors That May Affect Future Results and Financial Condition

Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the following factors:

History of Losses; Variability of Operating Results

The Company has recently emerged from bankruptcy protection. Despite historical losses, the Company experienced its first operating profit in four years during the year ended June 30, 1995, in the amount of approximately $47,000, and recorded operating profits during the years ended June 30, 1996 and 1997 in the amounts of approximately $175,000 and $235,000, respectively. Nevertheless, the Company's revenues and operating results have varied substantially from period to period. There can be no assurance that the Company will be profitable in the future or that future revenues and operating results will not also vary substantially. Management has expended and continues to expend substantial time and resources in attempting to resolve problems arising from the Company's financial condition and to restore confidence in the Company. Although the research and development expenditures of the Company have increased, its financial condition limits its ability to engage in large scale research and development. Also, the Company's financial condition has limited the ability of the Company to modernize its equipment. Future profits, if any, will depend upon various factors, including, but not limited to, management's ability to restore confidence in the Company, continued market acceptance of the Company's current products, the ability of the Company to develop distribution and marketing channels as well as develop and introduce new products or to develop new markets for its existing products and the successful implementation of its planned marketing strategies. If the Company is not able to achieve its operating objectives, the Company may find it necessary to reduce its expenditures for sales, marketing, and research and development, or undertake other such actions as may be appropriate, and may be otherwise unable to achieve its goals or continue its operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors That May Affect Future Results and Financial Condition (Continued)

Competition

Certain of the Company's existing and potential competitors have substantially greater financial, marketing and other resources than the Company. These competitors have also been able to market their products successfully to the Company's existing and potential customers in the defense and aerospace industries. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could adversely affect the Company. The Company has determined to follow a strategy of continuing product development to the extent permitted by the financial resources of the Company to protect its competitive position to the extent practicable. There can be no assurance that the Company will be able to maintain its position in the field or continue to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its profitability or financial performance.

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

Dependence on Key Customers

During fiscal years 1997, 1996 and 1995, sales to the Department of Defense by the Company constituted 14%, 20% and 29%, respectively, of the Company's sales. Sales to Eagle-Picher Industries accounted for approximately 11% and 17% of sales in 1997 and 1995, respectively. Sales to Hughes Missile Systems accounted for approximately 13% of sales in 1996. A significant decline in sales of any of these key customers would adversely affect the Company.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors That May Affect Future Results and Financial Condition (Continued)



Product Liability and Risk Management

As a manufacturer of ordnance products and specialized bearings for the defense and aerospace industries, the Company is subject to the risk of claims arising from injuries to persons or property. The Company maintains general liability insurance as well as product liability insurance. Although the Company has instituted quality control procedures that it believes produce products of the highest quality, the Company may become subject to future proceedings that allege defects in its products.

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

Key Personnel

The Company's success is highly dependent on the efforts and abilities of its Chairman, David Wachtel and key members of staff. The loss of services of Mr. Wachtel or any of these key members could have a material adverse effect on the Company.

Control of Company

The Mihai D. Patrichi Trust (the "Trust") presently owns of record approximately 47.3% of the Company's outstanding voting stock. Accordingly, the Trust is able to control the election of a majority of the directors, and, therefore, the business and affairs of the Company and approve or disapprove any corporate action submitted to a vote of the Company's shareholders, in each case regardless of how other shareholders of the Company may vote. The provisions of the Trust provide that the trustees act in a prudent matter to dispose of the Trust's interest n the Company. In the matter of In Re: Mihai
D. Patrichi Trust (Case No. BP03796), now pending in the Superior Court of California for the county of Los Angeles, Michael Patrichi, one of the beneficiaries of the Trust, is attempting to remove and replace the co-trustees of the Trust, Ileana Wachtel and Rodica Patrichi. Sale by the Trust of its interest in the Company would effect a change in the control of the Company. Sales of substantial amounts of Common Stock in the public market under Rule 144 or otherwise, or even the potential for such sales, could adversely affect the prevailing market prices for the Common Stock and could impair the ability to raise capital through the sale of its equity securities.

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

Governmental Regulation

The Company's operations are subject to, and substantially affected by, extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on the Company's operations that could adversely affect the Company's results, such as limitations on the expansion of metals plating facilities of the Company, limitations on or banning disposal of hazardous waste generated by the Company's operations. Because of heightened public concern, companies in the metals plating business, including the Company, may become subject to judicial and administrative proceedings involving federal, state or local agencies.

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

Gross margins in both divisions were down slightly, due to a series of factors, resulting in a Company-wide decline to approximately 18.9% from 19.5% the previous year. While the Company continued to cut costs, the impact of normalizing wages did have an effect on the Company's margins, as compared with the previous year. Additionally, the Ordnance Division diverted resources toward the successful qualification of specific devices for a program that was eventually canceled.

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

Despite a limited research and development budget, the Company has continued to develop new products in both of its divisions. The Bearing Division was actively involved in designing and qualifying new bearings for the X33 Space Shuttle. Even though the Ordnance Division was adversely affected by a convenience cancellation, it also had significant success in qualifying new items. Over twenty new switches were qualified for Hughes Missile Systems, cord and wire cutters were qualified for Textron's SFW program, and new piston actuators were designed and qualified for Humphrey/Remec. The Company accomplished an overall streamlining and improved efficiency in its operations.

Committed to increasing its bookings, the Company hired an established sales representative.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors That May Affect Future Results and Financial Condition (Continued)


Liquidity and Capital Resources

The Company had working capital of approximately $835,000 at June 30, 1996 as compared to working capital of approximately $1,128,000 at June 30, 1995, which represented a decline of $293,000. The decrease was primarily due to a difference in non-recurring receivables between the two years in the amount of $172,000, along with an increase in the current portion of the Company's accrued pension liability of $160,000 in the 1996 year. This increase was a result of the Company having received a waiver by the IRS of the minimum funding standard for the year ended June 30, 1995.

The Community Redevelopment Agency ("CRA") provided favorable funding in the amount of $1,300,000 for the Company's rental project. Terms included a zero percent interest loan with no payments for five years and level principal payments over the remaining twenty years. Fifteen percent ($195,000) of this funding was a grant and does not have to be paid back. This financing arrangement should save the Company approximately $100,000 per year over the next twenty-five years as compared to a conventional loan. In addition, the tenant agreed to directly contribute $100,000 and to lend the Company up to $288,000 (at 10% per annum) to pay for the necessary construction improvements.

ITEM 8.  FINANCIAL STATEMENTS INDEX


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT . . . . . . . . . . . .   17
BALANCE SHEETS - ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .   18
BALANCE SHEETS - LIABILITIES AND STOCKHOLDER'S DEFICIENCY IN ASSETS . . .   19
STATEMENTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . .   20
STATEMENT OF STOCKHOLDERS' DEFICIENCY IN ASSETS . . . . . . . . . . . . .   21
STATEMENTS OF CASH FLOWS  . . . . . . . . . . . . . . . . . . . . . . . .   22
NOTES TO THE FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .   24

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

I have audited the accompanying balance sheets of Networks Electronic Corp. as of June 30, 1997 and 1996 and the related statements of operations, stockholders' deficiency in assets and cash flows for each of the three years in the period ended June 30, 1997. My audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Corporation's management. My responsibility is to express an opinion on these financial statements and financial statement schedule based on my audits.

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

In my opinion, such financial statements present fairly, in all material respects, the financial position of Networks Electronic Corp. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in my opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                Hurley & Company


September 26, 1997
Granada Hills, California

 NETWORKS ELECTRONIC CORP.
 BALANCE SHEETS

                                                               June 30,     June 30,
                                                              ----------   ----------
 Assets                                                          1997         1996
----------------------------------------------------------    ----------   ----------
 CURRENT ASSETS:
   Cash and cash equivalents                                  $  185,144   $   99,114
                                                              ----------   ----------
 Receivables:
     Trade accounts receivable                                   712,709      758,159
     Less allowance for doubtful accounts                          5,000        5,000
                                                              ----------   ----------
                                                                 707,709      753,159
                                                              ----------   ----------

 Other receivables                                                79,354       68,000
 Inventories, less reserve for obsolescence of
 $180,000 and $160,000, respectively                           1,189,802    1,043,256
 Prepaid expenses and deposits                                    39,832       19,577
 Deferred income taxes, current portion                           24,000        9,469
                                                              ----------   ----------
        Total current assets                                   2,225,841    1,992,575
                                                              ----------   ----------
 PROPERTY AND EQUIPMENT, AT COST:
   Land                                                          131,773      131,773
   Buildings and improvements                                  3,438,250    2,194,703
   Machinery and equipment                                     4,367,555    4,335,926
                                                              ----------   ----------
                                                               7,937,578    6,662,402
   Less accumulated depreciation                               5,723,480    5,627,847
                                                              ----------   ----------
                                                               2,214,098    1,034,555
                                                              ----------   ----------

 DEFERRED INCOME TAXES,
   NON-CURRENT PORTION                                           119,571      254,795

 DEFERRED CHARGES, NET OF
   ACCUMULATED AMORTIZATION OF
   $7,495 AND $0, RESPECTIVELY                                    81,152         --
                                                              ----------   ----------
                                                              $4,640,662   $3,281,925
                                                              ==========   ==========

The accompanying notes are an integral part of these financial  statements.

 NETWORKS ELECTRONIC CORP.
 BALANCE SHEETS

                                                      June 30,        June 30,
                                                   -----------      -----------
 Liabilities and Stockholders'
   Deficiency in Assets                                 1997          1996
-------------------------------------------        -----------      -----------
 CURRENT LIABILITIES:
   Notes payable and current
     maturities of long-term debt                  $   220,000      $   120,000
   Note payable, related party -
     current portion                                   100,000           50,667
   Accounts payable                                    479,384          535,013
   Customer advances and deposits                        2,834              -
   Curr. portion of pre-petition debt:
    Adjudication award payable                          41,951           56,059
    Accrued pension liability                          279,079          188,800
    Other payables                                      29,997           31,315
   Other accrued expenses                              190,262          175,840
                                                   -----------      -----------
         Total current liabilities                   1,343,507        1,157,694
                                                   -----------      -----------
 LONG-TERM DEBT:
   Long-term debt, less
     current maturities                              3,042,193        1,890,236
   Note payable, related party                             -             29,555
   Long-term portion of
     accrued pension liability                         366,209          446,850
                                                   -----------      -----------
 COMMITMENTS AND CONTINGENCIES
   (NOTES 12 AND 16)                                       -                -
                                                   -----------      -----------
 STOCKHOLDERS' DEFICIENCY IN ASSETS:
   Common stock--par value $.25 per
     share; authorized 10,000,000
     shares, issued and outstanding
     1,671,221 shares                                  417,805          417,805
   Additional paid-in capital                          280,985          280,985
   Accumulated deficit                                (412,111)        (573,734)
   Stock subscriptions receivable                      (14,063)         (14,063)
   Pension liability adjustment                       (383,863)        (353,403)
                                                   -----------      -----------
         Total stockholders'
           deficiency in assets                       (111,247)        (242,410)
                                                   -----------      -----------
                                                   $ 4,640,662      $ 3,281,925
                                                   ===========      ===========

The accompanying notes are an integral part of these financial statements.

NETWORKS ELECTRONIC CORP.
STATEMENTS OF OPERATIONS


                                                 Years Ended June 30,
                                                 --------------------
                                          1997            1996           1995
                                       -----------    -----------    -----------
 SALES                                 $ 4,009,719    $ 3,932,925    $ 3,007,473

 COST OF SALES                           2,980,518      3,189,521      2,421,310
                                       -----------    -----------    -----------
 GROSS PROFIT                            1,029,201        743,404        586,163

 SELLING, ADMINISTRATIVE AND OTHER         794,202        568,560        539,523
                                       -----------    -----------    -----------
      OPERATING INCOME                     234,999        174,844         46,640
                                       -----------    -----------    -----------
 OTHER INCOME (EXPENSE):
     Interest expense                     (225,023)      (229,291)      (239,661)
     Reduction of jury award                   -              -              -
     Loss on
      disposition of assets                    -           (7,273)       767,126
     Insurance and legal settlements           -              -          545,007
     CRA debt forgiveness                  161,875         33,125        384,687
     Vendor debt forgiveness                40,296            -              -
     Rental income, net                     57,583            -              -
     Other, net                             13,386         58,489          6,789
                                       -----------    -----------    -----------
                                            48,117       (144,950)     1,463,948
                                       -----------    -----------    -----------
      INCOME BEFORE INCOME TAX
        PROVISION (BENEFIT)                283,116         29,984      1,510,588
 INCOME TAX PROVISION (BENEFIT)            121,493           (690)      (256,326)
                                       -----------    -----------    -----------
      NET INCOME                       $   161,623    $    30,584    $ 1,766,914
                                       -----------    -----------    -----------
 NET INCOME PER SHARE                  $       .10    $       .02    $      1.11
                                       -----------    -----------    -----------
 WEIGHTED AVERAGE SHARES OUTSTANDING     1,671,221      1,647,515      1,596,221
                                       -----------    -----------    -----------





The accompanying notes are an integral part of these financial statements.

NETWORKS ELECTRONIC CORP.
STATEMENT OF STOCKHOLDERS' DEFICIENCY IN ASSETS
Years Ended June 30, 1997, 1996, and 1995



                                 Common       Common        Additional    Stock
                                 Stock        Stock         Paid-in       Subscriptions  Accumulated  Adjustments
                                 Shares       Amount        Capital       Receivable     Deficit      To Equity     Total
                                 -----------  -----------   -----------   -----------   -----------   -----------   -----------
 Balance, July 1, 1994             1,596,221  $   399,055   $   285,672    $      -     $(2,371,232)  $  (190,085)  $(1,876,590)
   Net income                            -            -             -             -       1,766,914           -       1,766,914
   Pension liability adjustment          -            -             -             -             -          77,414        77,414
                                 -----------  -----------   -----------   -----------   -----------   -----------   -----------
 Balance, June 30, 1995            1,596,221      399,055       285,672           -        (604,318)     (112,671)      (32,262)
   Net income                            -            -             -             -          30,584           -          30,584
   Stock options exercised            75,000       18,750        (4,687)      (14,063)          -             -             -
   Pension liability adjustment          -            -             -             -             -        (240,732)     (240,732)
                                 -----------  -----------   -----------   -----------   -----------   -----------   -----------
 Balance, June 30, 1996            1,671,221      417,805       280,985       (14,063)     (573,734)     (353,403)     (242,410)
   Net income                            -            -             -             -         161,623           -         161,623
   Pension liability adjustment          -            -             -             -             -         (30,460)      (30,460)
                                 -----------  -----------   -----------   -----------   -----------   -----------   -----------
 Balance, June 30, 1997            1,671,221  $   417,805   $   280,985   $   (14,063)  $  (412,111)  $  (383,863)  $  (111,247)
                                 ===========  ===========   ===========   ===========   ===========   ===========   ===========


The accompanying notes are an integral part of these financial statements.

NETWORKS ELECTRONIC CORP.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                       Years Ended June 30,
                                              ---------------------------------------
                                                 1997          1996          1995
                                              -----------   -----------   -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                 $   161,623   $    30,584   $ 1,766,914
                                              -----------   -----------   -----------
   Adjustments to reconcile
    net income to net cash
    provided by (used in) operations:
     Noncash items included in
      net income (loss):
       Depreciation and amortization              126,221       130,307       176,048
       Deferred income taxes                      120,693          (862)     (263,402)
       Loss (gain) on disposition of assets           -           7,273      (545,007)
     Changes in:
       Accounts receivable and                     34,096       (14,760)     (325,915)
         refundable income taxes
       Inventories                               (146,546)       18,690      (212,695)
       Prepaid expenses and deposits              (20,255)      (11,537)        7,410
       Deferred charges                           (88,647)          -             -
       Accounts payable and accrued expenses      (77,455)      119,508      (643,480)
       Income taxes payable                           -          (6,276)          -
       Customer advances and deposits               2,834       (11,585)       (9,966)
                                              -----------   -----------   -----------
         TOTAL ADJUSTMENTS                        (49,059)      230,758    (1,817,007)
                                              -----------   -----------   -----------
         NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                    112,564       261,342       (50,093)
                                              -----------   -----------   -----------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                       (1,261,318)     (318,602)      (44,587)
    Proceeds from disposition of assets               -          64,627       588,603
                                              -----------   -----------   -----------
         NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                 (1,261,318)     (253,975)      544,016
                                              -----------   -----------   -----------





The accompanying notes are an integral part of these financial statements.

NETWORKS ELECTRONIC CORP.
STATEMENTS OF CASH FLOWS (Continued)

                                            1997           1996          1995
                                         -----------   -----------   -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Credit line pay-off                           -             -        (570,000)
   Mortgage debt reduction                  (120,000)     (143,125)     (121,766)
   Other payments of long-term debt          (19,661)          -             -
   Proceeds from revolving line of
     credit and long-term borrowings       1,354,667       168,045        19,662
   Proceeds from notes payable,
     related parties                         122,000           -
   Payments on notes payable,                152,000
     related parties                        (102,222)      (50,667)      (21,111)
                                         -----------   -----------   -----------
 NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                    1,234,784       (25,747)     (541,215)
                                         -----------   -----------   -----------
 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                       86,030       (18,380)      (47,292)

 CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                       99,114       117,494       164,786
                                         -----------   -----------   -----------
 CASH AND CASH EQUIVALENTS
   AT END OF YEAR                        $   185,144   $    99,114   $   117,494
                                         ===========   ===========   ===========


Supplemental Schedule of Noncash Investing and Financing Activities
In the fiscal year ended June 30, 1997, the Company entered into capital leases for telephone and office equipment. Total assets and related lease obligations pertaining to these transactions amounted to $36,951.

In the fiscal year ended June 30, 1997, the Company recognized an additional minimum pension liability in the amount of $30,460 by increasing stockholders' deficiency in assets for the same amount.

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

Deferred Charges

The Company recognizes as deferred charges certain loan fees and lease costs, which are being amortized over periods ranging from approximately two to five years.

Pension Plan

The Company funds accrued pension costs on its noncontributory pension plan covering substantially all employees. Unrecognized prior service cost, previously amortized over thirty years, was expensed in the year ended June 30, 1993, due to the fact that participants' accrued benefits under the plan were frozen as of August 31, 1992. (See Note 9).

Revenue Recognition

The Company recognizes sales revenue when completed parts are shipped to customers.

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

Impairment of Long-Lived Assets

During the year ended June 30, 1996, the Company elected early adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Historically, the Company has complied with the requirements of SFAS No. 121. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell.

Accounting for Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," was adopted by the Company during the year ended June 30, 1997, as required by this statement. As adopted, SFAS No. 123 did not have any effect on the Company's financial position or results of operations, and no expanded disclosure was operative.

2.  BASIS OF PRESENTATION

An order confirming the Company's plan for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California was entered on November 9, 1994, which contemplates full repayment of all pre-petition liabilities over a twelve year period. These obligations, consisting primarily of the unfunded portion of the Company's defined benefit pension plan, totaled approximately $450,000 (as adjusted downward by approximately $750,000 due to a favorable ruling on a wrongful termination claim). Additionally, the Company's term loan with its bank was extended for six years (See Note 5).

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. However, due to historically inconsistent earnings from operations, contributing to periodic cash shortfalls, such realization of assets and liquidation of liabilities are subject to uncertainty. The financial statements do not reflect any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of the Company's inability to comply with the plan of reorganization and other financing agreements.

3.  INVENTORIES

Inventories consisted of:

                                                            June 30,
                                                  -----------------------------
                                                     1997               1996
                                                  -----------       -----------
Raw materials                                     $    93,843       $   133,818
Work in process                                       523,711           376,998
Finished goods and components                         752,248           742,091
                                                  -----------       -----------
                                                    1,369,802         1,252,907
Less progress payments                                    -             (49,651)
Less reserve for obsolescence                        (180,000)         (160,000)
                                                  -----------       -----------
                                                  $ 1,189,802       $ 1,043,256
                                                  ===========       ===========

4.  LONG-TERM DEBT, NOTES PAYABLE

Long-term debt and notes payable consisted of the following:

                                                               June 30,
                                                       -------------------------
                                                         1997            1996
                                                       -------------------------
Note payable to bank, secured by deed
  of trust on land and building,
  principal payable in monthly
  installments of $10,000 through
  June 2000, with interest payable
  monthly at a reference rate plus 2.25%
  (10.75% at June 30, 1997 and 10.50% at
  June 30, 1996).  A balloon payment
  for $1,342,528 is due in June 2000
  (See Note 5)                                         $1,702,528     $1,822,528

Note payable to Community Redevelopment
  Agency, City of Los Angeles ("CRA"),
  non-interest bearing construction loan,
  secured by second deed of trust on land
  and building, no principal payments
  required through August 2001, with
  level monthly principal payments
  applicable over 20 years through
  August 2021                                           1,105,000        187,708

Note payable to lessee, secured by
  third deed of trust on land and
  building and assignment of rents,
  principal payable in monthly
  installments of $3,236 through March
  2002, with interest payable at an
  annual rate of 10.0%                                    185,635            -

Note payable to financial institution,
  secured by machinery and equipment,
  principal payable in monthly
  installments of $4,167 along with
  interest at a reference rate plus 2.75%
  (11.25% at June 30, 1997) through
  March 1999                                              237,500            -

Note payable to finance company,
  secured by telephone equipment,
  payable in monthly installments of
  $656 including interest at
  approximately 17.3%.  Matures in
  October 1999                                             14,453            -

                                                               June 30,
                                                      --------------------------
                                                         1997            1996
                                                      ----------      ----------
Note payable to vendor,
  secured by office equipment,
  payable in monthly installments
  of $395 including interest at
  approximately 12.4%.  Matures in
  December 2001                                           17,077             -
                                                      ----------      ----------
                                                       3,262,193       2,010,236
  Less current maturities                                220,000         120,000
                                                      ----------      ----------
                                                      $3,042,193      $1,890,236
                                                      ==========      ==========

Maturities of long-term debt in each of the next five years are as follows:

                      Year ending June 30,:
                      ---------------------
                      1998                        $  220,000
                      1999                           356,000
                      2000                         1,507,000
                      2001                            42,000
                      2002                            70,000
                      Thereafter                   1,067,193
                                                  ----------
                                                  $3,262,193
                                                  ==========


5.  CREDIT AGREEMENTS

The Company reached an agreement with its bank, as confirmed by the Company's plan for reorganization entered on November 9, 1994. Terms of the agreement include the payment of interest at the bank's reference rate plus 2.25% (currently 10.75%), $10,000 per month principal payments until maturity, and a balloon payment of $1,342,528 in June 2000. Additionally, in the event of default, the entire outstanding principal balance of the note will become immediately due and payable and will bear interest equal to 4 percentage points above the applicable interest rate as defined above. The Los Angeles City Council approved the funding of $800,000 through the Community Redevelopment Agency for the retrofit and repair of the Company's damaged building at the Chatsworth site. The damage was sustained as a result of the Northridge Earthquake in January 1994. During the year ended June 30, 1997, the CRA approved an additional funding amount of $500,000, which was amended onto the initial Agency Loan Agreement, thereby bringing the total CRA commitment to $1,300,000. These additional funds enabled the Company to complete the remodeling of its north building, 35,000 square feet of which were leased to a tenant beginning in March 1997 (See Note 17 below).

Of the total $1,300,000 commitment, 15% ($195,000) is a grant and 85% ($1,105,000) is an interest-free loan to be repaid over 20 years, beginning 5 years from the effective date of the loan, which was August 26, 1996. At June 30, 1996, $220,833 was expended, resulting in the recognition of $33,125 (15%) as forgiveness of debt income, and the balance of $187,708 as long-term debt. The remainder of the commitment was disbursed during the year ended June 30, 1997; accordingly, an additional $161,875 was recorded as forgiveness of debt income.

The Company's average aggregate borrowings were $2,708,000, $2,047,000, and $2,217,000, at weighted average interest rates of 8.2%, 10.7%, and 10.7% in 1997, 1996, and 1995, respectively. The average aggregate borrowings and
weighted average interest rate   computations include notes payable to related
parties during these years. Interest paid amounted to $231,536, $225,301, and $242,196 during the fiscal years ended June 30, 1997, 1996, and 1995, respectively.


6.  NOTES PAYABLE, RELATED PARTIES

(a) In January 1995, the Company received a $152,000 loan from the estate of its former president and chief executive officer, secured by specific machinery and equipment. The loan was being repaid in equal monthly principal installments of $4,222 (plus interest at 10%) over a three year period. A loan fee of $2,000 was charged to consummate the transaction. The outstanding loan balance at June 30, 1996 was $80,222, of which $50,667 was the current portion. In March 1997, the Company obtained other financing and paid off the remaining principal balance of $42,222. Interest expense on this note during the years ended June 30, 1997, 1996, and 1995 was $4,296, $8,391, and $7,321,
respectively.

(b) In August 1996, the Company's vice president loaned the Company $100,000 at an annual interest rate of 13%, secured by the Company's accounts receivable. Interest is payable monthly with the principal fully due and payable on September 1, 1997. As of September 26, 1997, the principal had not yet been repaid. Interest expense on this loan during the year ended June 30, 1997 amounted to $11,077.

(c) In September 1996, a director advanced the Company $22,000 for a fee of $200. The money was repaid by the Company in October 1996.

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

The Company also has a qualified stock option plan, as amended October 15, 1974, under which options to purchase up to an aggregate of 185,200 shares of the Company's common stock may be granted to key employees at a price not less than the fair market value at the date of grant. Options issued under this plan will expire unless exercised within five years of the grant date. During the year ended June 30, 1993, the Company issued 20,000 stock options (10,000 each) under this plan to an officer and director, exercisable at a price of $1.00 per share. These stock options have since expired due to the officer's cessation of employment and the director's resignation from the board.

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

The chief executive officer exercised his 75,000 options during the year ended June 30, 1996; accordingly, the Company has recorded a stock subscription receivable for $14,063. A total of 1,500 stock options awarded to three of the five key employees have since expired due to cessation of employment; the remaining 1,000 stock options are scheduled to fully vest on March 31, 1998. All of these non-qualified stock options were issued outside of the existing stock option plan and will expire if not exercised within five years from the date of the grant.

No other options are currently outstanding nor have any been previously granted.

8.  INCOME TAXES

Income taxes (benefits) consisted of the following:

                                                  Years Ended June 30,
                                        ---------------------------------------
                                           1997           1996           1995
                                        ----------------------------------------
Federal income
  (benefit)                             $  93,413      $  (1,490)     $(161,591)
California franchise tax
  (benefit)                                28,080            800        (94,735)
                                        ---------      ---------      ---------
                                        $ 121,493      $    (690)     $(256,326)
                                        =========      =========      =========

Current                                 $     800      $     172      $   7,076
Deferred                                  120,693           (862)      (263,402)
                                        ---------      ---------      ---------
                                        $ 121,493      $    (690)     $(256,326)
                                        =========      =========      =========

The differences between the effective income tax rate and the statutory federal income tax rate are as follows:

                                                Years Ended June 30,
                                         --------------------------------------
                                           1997           1996           1995
                                         ---------------------------------------
Computed statutory federal
  income tax                             $  93,665     $   4,484      $ 513,600
Increases (decreases)
  resulting from:
 California franchise tax,
  net of federal tax
  benefit                                   18,533         1,391         93,727
 Tax credits                                   -         (12,104)           -
 Rate differential due to
  expected utilization of
  federal NOL carryforward
  to future year at higher
  effective tax rate                         2,594         5,680            -
 Valuation allowance, due to
  unlikelihood of future
  realization of deferred
  tax benefit                                  -          10,000       (864,802)
 Other                                       6,701       (10,141)         1,149
                                         ---------     ---------      ---------
Income tax provision
 (benefit)                               $ 121,493     $    (690)     $(256,326)
                                         =========     =========      =========

Net income taxes paid amounted to $800, $9,500, and $800 during the fiscal years ended June 30, 1997, 1996, and 1995, respectively.

The Company's current income tax provision (benefit) is based on current year taxable income (loss). The deferred income tax provision (benefit) is based on the temporary differences between the book basis and tax basis of assets and liabilities at the end of each year and the expected reversal of those differences. The deferred tax provision (benefit) in 1997, 1996, and 1995 is as follows:

                                                      Years Ended June 30,
                                              ---------------------------------
                                                1997        1996         1995
                                              ---------   ---------   ---------
Change in temporary difference:

Depreciation                                  $   2,606   $  (2,901)  $ (11,959)
Inventory obsolescence                           (8,660)      4,330)     32,042
Pension plan                                     20,934      (1,521)      1,761
Litigation                                        6,109      19,253     347,321
Other                                             2,525         (44)       (510)
Accrued vacation and sick leave                  (8,002)      3,511)     (4,008)
Uniform capitalization                            1,298       4,327        ,910
Alternative minimum tax credits                     -           628      (6,276)
Other tax credits                                (3,000)    (12,104)        -
California franchise tax                         (9,275)        382      47,600)
Utilization of federal and
  California NOL carryforwards                  116,158         -       272,719
Benefit of federal and
  California NOL carryforwards                      -       (11,041)        -
  Valuation allowance, due to estimate of           -        10,000    (864,802)
    future realization
                                              ---------   ---------   ---------
Deferred inc. tax provision
  (benefit)                                   $ 120,693   $    (862)  $(263,402)
                                              =========   =========   =========

At June 30, 1997 the Company had an unused federal net operating loss carryforward of approximately $370,000, with $290,000 expiring in the year ending June 30, 2009 and the balance of $80,000 in the year ending June 30, 2011. Also at June 30, 1997, the Company had an unused California net operating loss carryforward of approximately $555,000, with $175,000 expiring in the year ending June 30, 1998, $345,000 expiring in the year ending June 30, 1999, and the balance of $35,000 expiring in the year ending June 30, 2001.

Additionally, the Company has a federal general business credit carryover of approximately $29,000, with $21,000 expiring in the year ending June 30, 2007 and the balance of $8,000 expiring in the year ending June 30, 2111, and California tax credit carryovers of approximately $20,000, of which $4,000 expires by June 30, 2007, with the remainder available indefinitely.

Significant components of the Company's deferred tax liabilities and assets at June 30, 1997 and June 30, 1996 are:

                                                           1997          1996
                                                        ---------     ---------
 Liabilities
   Depreciable property, plant and equipment            $  63,851     $  61,245
   California franchise tax                                40,861        50,136
   Litigation                                               2,619           -
                                                        ---------     ---------
   Gross deferred tax liabilities                         107,331       111,381
                                                        ---------     ---------

 Assets
   Inventory                                               92,415        85,053
   Accounts receivable                                      2,165         2,165
   Pension plan                                           100,727       121,661
   Other employee benefits                                 32,728        24,726
   Litigation                                                 -           3,490
   Alternative minimum tax credits                          5,648         5,648
   Other tax credits                                       48,585        45,585
   NOL carryforwards                                      177,469       293,627
   Other                                                    1,165         3,690
                                                        ---------     ---------
   Gross deferred tax assets                              460,902       585,645
                                                        ---------     ---------
   Deferred income tax asset                              353,571       474,264
   Valuation allowance                                   (210,000)     (210,000)
                                                        ---------     ---------
   Deferred income tax asset-net                        $ 143,571     $ 264,264
                                                        =========     =========


The respective deferred tax benefits at the June 30, 1997 and June 30, 1996 balance sheet dates are presented as follows:

                                                        1997              1996
                                                      --------          --------
 Current portion                                      $ 24,000          $  9,469
 Non-current portion                                   119,571           254,795
                                                      --------          --------
 Total                                                $143,571          $264,264
                                                      ========          ========

9.  EMPLOYEE RETIREMENT PLAN

The Company has a defined benefit pension plan covering substantially all of its employees. The plan has been modified through amendment, with all participants' accrued benefits frozen as of August 31, 1992. The freeze was necessitated primarily as a means of reducing annual pension funding requirements.

Pension expense was $41,380, $32,311, and $24,733 for the years ended June 30, 1997, 1996, and 1995, respectively, and was determined in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 87 "Employers' Accounting for Pension Plans." Periodic pension costs for the years ended June 30, 1997, 1996, and 1995 are summarized below:

                                             1997          1996          1995
                                          ---------     ---------     ---------
 Service cost                             $       -     $       -     $       -
 Interest cost                              191,664       193,558       182,659
 Actual return on plan assets
                                           (144,607)     (116,942)     (283,845)
 Net amortization and
 deferral                                    (5,677)      (44,305)      125,919
                                          ---------     ---------     ---------
 Total pension expense                    $  41,380     $  32,311     $  24,733
                                          =========     =========     =========


 The status of the plan is as follows:                    1997          1996
                                                      -----------   -----------
 Actuarial present value of benefit obligations:
   Vested benefits                                    $(2,420,450)  $(2,449,049)
   Nonvested benefits                                     (25,403)      (28,429)
                                                      -----------   -----------
   Accumulated benefit obligation                      (2,445,853)   (2,477,478)
   Effect of future salary increases                          -             -
                                                      -----------   -----------
   Projected benefit obligation                        (2,445,853)   (2,477,478)
   Fair value of plan assets                            1,800,565     1,841,828
                                                      -----------   -----------
   Projected benefit obligation in excess
     of fair value of plan assets                        (645,288)     (635,650)
   Unrecognized net loss                                  383,863       353,403
                                                      -----------   -----------
   Accrued pension cost                                  (261,425)     (282,247)
   Minimum pension adjustment                            (383,863)     (353,403)
                                                      -----------   -----------
   Accrued pension liability                          $  (645,288)  $  (635,650)
                                                      ===========   ===========

A minimum pension liability equal to the excess of the accumulated benefit obligation over the fair value of plan assets and liabilities already accrued was reflected in the balance sheets at June 30, 1997 and 1996 through the recording of an increase to stockholders' deficiency in assets in the amount of $30,460 and $240,732, respectively.

The expected long-term rate of return on plan assets was 9% for both 1997 and 1996. The discount rate used in determining the actuarial present value of accumulated benefit obligations was 8% for both 1997 and 1996. There was no rate of increase in future compensation levels at both June 30, 1997 and June 30, 1996 because of the plan curtailment.

Since the court confirmation of its Chapter 11 reorganization plan in November 1994, the Company continues to make pension plan contributions in the amount of $2,400 per month. A balloon payment of approximately $36,000 was also made in March 1997 to cover the balance of the annual installment due on approximately $240,000 in plan contributions for the plan year ended June 30, 1995. These plan contributions have been deferred and are currently being amortized over a statutory five year period (beginning with the year ended June 30, 1996), as the result of IRS granting the Company's request for waiver of the minimum funding standard.

The Company has a funding deficiency of approximately $123,000 carried over from the plan year ended June 30, 1996. The total minimum funding requirement for the year ended June 30, 1997 is approximately $272,000, which includes this deficiency, along with an annual waiver installment (as noted above) of approximately $60,000, and an additional $89,000 in minimum funding standard charges for the current year. The Company currently plans to meet this obligation through the refinance of its existing building loan.

The plan assets are held by Connecticut General Life Insurance Company ("CIGNA"), through a guaranteed group annuity contract (an immediate participation guarantee) established in 1980. The contract stipulates that CIGNA pay benefits and invest funds which have been contributed for the purpose of providing retirement benefits to eligible participants in accordance with the terms of the Networks Electronic Corporation Pension Plan.

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


                                      Income Before
                                       Income Tax
                                        Provision               Capital
                              Sales*    (Benefit)    Assets   Expenditures Depreciation
                              ------    ---------    ------   ------------ ------------
Year ended June 30, 1997:
  Bearings                 $2,086,521  $   51,206  $2,891,596  $  856,392  $   80,080
  Ordnance                  1,923,198     456,933   1,749,066     441,877      38,646
                           ----------  ----------  ----------  ----------  ----------
                           $4,009,719     508,139  $4,640,662  $1,298,269  $  118,726
                           ==========  ==========  ==========  ==========  ==========
Interest expense                          225,023
                                       ----------
                                          283,116
                                       ==========

Year ended June 30, 1996:
  Bearings                 $2,383,133  $  211,870  $1,984,455  $  180,328  $  100,269
  Ordnance                  1,549,792      47,315   1,297,470     138,274      30,038
                           ----------  ----------  ----------  ----------  ----------
                           $3,932,925     259,185  $3,281,925  $  318,602  $  130,307
                           ==========  ==========  ==========  ==========  ==========
Interest expense                          229,291
                                       ----------
                                       $   29,894
                                       ==========

                                            Income Before
                                              Income Tax
                                              Provision                      Capital
                                 Sales*       (Benefit)        Assets      Expenditures   Depreciation
                                 ------       ---------        ------      ------------   ------------
 Year ended June 30, 1995:
   Bearings                    $1,895,408     $1,116,982     $2,132,782     $   28,090     $  114,508
   Ordnance                     1,112,065        633,267      1,042,659         16,497         61,540
                               ----------     ----------     ----------     ----------     ----------
                               $3,007,473      1,750,249     $3,175,441     $   44,587     $  176,048
                               ==========     ==========     ==========     ==========     ==========
 Interest expense                                239,661
                                              ----------
                                              $1,510,588
                                              ==========


* All sales were made to unaffiliated customers and there were no intersegment sales.

11. FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal 1996, the Company recorded significant adjustments to its accounts which resulted in reducing net income by approximately $50,000. The adjustments were principally to correct the Company's year-end inventory accounts.


12. EMPLOYMENT AGREEMENT, RELATED PARTY RECEIVABLE

The Company has an employment agreement with David Wachtel, its President and Chief Executive Officer. The agreement provides for minimum annual compensation of $150,000 for a period of three years, expiring April 30, 1998. The Board of Directors has also agreed to pay all medical and dental insurance premiums for the Company's corporate officers, plus the deductible expense portions operative under the respective plans.

During the year ended June 30, 1996, the Company's outstanding advances totaling $27,228 previously made to Mihai D. Patrichi, the Company's Founder and former President and Chief Executive Officer (who passed away in November
1994), were repaid by the Mihai D. Patrichi Trust. Interest earned (generally at 7% per annum) on the officer receivable amounted to $0 and $1,781 for the fiscal years ended June 30, 1996 and 1995, respectively.

13. MAJOR CUSTOMERS

Sales to the Department of Defense accounted for approximately 14% of sales in 1997, 20% of sales in 1996, and 29% of sales in 1995. Sales to Eagle-Picher Industries accounted for approximately 11% and 17% of sales in 1997 and 1995, respectively. Sales to Hughes Missile Systems accounted for approximately 13% of sales in 1996. No other customer had sales exceeding 10% of total revenue during the years ended June 30, 1997, 1996, and 1995, respectively.


14. GAINS AND LOSSES ON DISPOSITIONS OF PROPERTY

During the year ended June 30, 1996, the Company sold fully depreciated machinery for $13,500. In January 1996, the Company completed the sale of its Florida condominium property, recognizing a loss of $20,773. The net proceeds from the transaction were approximately $51,000. Of this amount, approximately $22,500 was utilized to pay off the related mortgage debt, with the balance used for general administrative purposes. In September 1994, the Company sold its Palm Desert property, consisting of two acres of unimproved land, for approximately $575,000 (net of $40,000 in fees and expenses), recognizing a gain of approximately $530,000 on the transaction. The net proceeds from the sale were used to fully pay off the Company's bank line of credit in the amount of $570,000. The Company also reported a gain of $8,000 from the sale of a fully depreciated automobile.

15. INSURANCE CLAIM

During the year ended June 30, 1995, the Company recorded income from its insurance carrier totaling $384,687, representing reimbursements in full settlement of the Company's claim for losses sustained to its property (primarily parts and tooling inventories). These losses resulted from water damage to the Company's premises which had occurred following the Northridge Earthquake in January 1994.


16. LITIGATION

During the previous several years, the Company has had litigation pending based upon complaints filed by several former officers and employees of the Company alleging wrongful termination and other causes of action. Such complaints sought substantial general and punitive damages. In June of 1993, despite finding in favor of the Company and its president on a claim of intentional infliction of emotional distress, a jury awarded a former officer of the Company approximately $820,000 for past and future earnings and benefits, after concluding that Networks Electronic Corp. breached an implied employment agreement.

However, in May 1995, the Honorable Alan Ahart, United States Bankruptcy Judge for the Central District of California, ruled, in any event, that damages arising from a wrongful termination claim filed against a chapter 11 debtor were limited to one year of compensation under the employment contract. Accordingly, the Company wrote-down its recognized obligation at June 30, 1995 by approximately $767,000, resulting in an estimated total adjudication award payable of $52,525. The outstanding balance at June 30, 1996 was $56,059, inclusive of $3,534 in cumulative accrued interest at an annual rate of 4%.
The obligation at June 30, 1997 was reduced to $41,951, as the result of additional accrued interest of $1,328 and payments totaling $15,436 made during the fiscal year. The Company's insurance carrier may participate to cover all or part of the remaining liability.

Regarding the other claims, negotiated settlements were reached. Networks agreed to settle these cases by making payments totaling $40,000 over a period of one to three years. The balance remaining on these claims at June 30, 1997 was approximately $5,000.

The Company, during its normal course of business, may be subjected from time to time with legal proceedings against it. Both counsel and management do not expect that the ultimate outcome of any current claims will have a material adverse effect on the Company's financial statements.

17.      LEASE AGREEMENT

In March 1997, the Company leased approximately 35,000 square feet of its Chatsworth facility. The lease agreement calls for monthly base rent to be $17,850, with approximately 2 1/2 months free and a cost of living increase every 18 months over the initial 62 month period. The tenant also reimburses the Company for pro-rata utilities, property taxes, and insurance. The lessee has an option to extend the original lease term for an additional 60 months.

Additionally, the tenant reimbursed the Company for $23,175 in costs incurred in connection with negotiating the lease arrangement, contributed $100,000 toward the Company's cost of constructing improvements to its Chatsworth property, and agreed to loan the Company up to $288,000 at an annual interest rate of 10% to fund additional improvements. At June 30, 1997, approximately $187,000 of the available loan commitment had been utilized. The loan is being amortized monthly (with level principal payments) over 5 years, with the monthly payment netted against the lessee's rent (See Note 4).

18.      SUBSEQUENT EVENT

The Company had a time and materials contract with a prime contractor to produce squib switches. In September 1995, the contractor canceled the balance of the contract for convenience. Total revenue previously recognized under the agreement (which included a 15% profit guarantee) was approximately $239,000. Discussions have continued since that time in an attempt to reach a negotiated settlement for additional amounts due the Company under the agreement. The Company recorded an estimated trade account receivable for $75,000 (including $30,000 in settlement costs) in the financial statements at June 30, 1996. Subsequent to June 30, 1997, an agreement was reached, and the prime contractor paid the Company $183,765, representing agreed-upon consideration in exchange for settlement and release of all the Company's claims arising from the contract termination. Accordingly, the Company booked an additional trade account receivable for $108,765 (including another $26,607 in settlement costs) at June 30, 1997.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information as of June 30, 1997 is provided with respect to each director:

Name of Director,               Term as Director Expires             Business Experience During
Age and Position                in December (1)                      Past Five Years
------------------              ------------------------             ----------------------------
David Wachtel, 38, Chief                    1997                     Since 1994 has served as and been the
Executive Officer, Chairman                                          President/CEO and Chairman of the
of the Board President, Chief                                        Company. Previously, he was a Partner
Financial Officer                                                    at Investech Systems.

Glenn Linderman, 38 (None)                  1997                     He is a financial analyst and
                                                                     consultant for Investech System.
                                                                     Formerly he was Assistant Vice
                                                                     President of Glendale Federal Bank,
                                                                     FSB. and served as Vice President of
                                                                     Libra Investments Inc. and Columbia
                                                                     Savings & Loan.

Ileana Wachtel, 38 (None)                   1997                     She is a trustee of the Mihai D.
                                                                     Patrichi Trust, is the daughter of the
                                                                     Company's founder, Mihai D. Patrichi,
                                                                     and wife of David Wachtel. She is a
                                                                     political consultant involved in
                                                                     political research and media strategy.

Rodica Patrichi, 58 (None)                  1997                     She is the widow of Mihai Patrichi and
                                                                     is a trustee of the Mihai D. Patrichi
                                                                     Trust.

-------------------

(1) Directors serve until the next annual meeting of stockholders and until their successors are elected.

(2) See below with respect to business experience of Executive Officers of the Company.

The names, ages and positions of all of the executive officers of the Company for the year ended June 30, 1997 are listed below, along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the annual meeting of the shareholders. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

                                                    Business Experience
    Name, Age and Position                     During Past Five Years
--------------------------------------    -------------------------------
David Wachtel, 38, Chief Executive        Chairman since 1994.
Officer, Chairman of the Board,           Responsible primarily for the
President, Chief Financial Officer        formation of corporate policy
                                          including  planning and
                                          finance, research and
                                          development, and supervisor of
                                          client relations.

Mohammad Tabassi, 49, Vice President      Vice President since 1994.
                                          Manager of the Ordnance
                                          Division since 1993.  Since
                                          joining the Company in 1987 as
                                          a Test Engineer, he has also
                                          served as a Project Engineer.
                                          His other duties include
                                          overall product design and
                                          quality and he also performs
                                          price quoting functions.

ITEM 11.         EXECUTIVE COMPENSATION

The following summary compensation table provides an overview of each item of compensation paid, earned, or awarded to the CEO and the other most highly paid executive officers of the Company for the fiscal years ended June 30, 1997, 1996, and 1995:

                                        Annual Compensation                        Long-Term Compensation
                                 ----------------------------------------   ----------------------------------
                                                                                    Awards           Payouts
                                                                            ----------------------------------
 Name of Individual                                            Other        Restricted                              All
        and                                                    Annual         Stock      Options/       LTIP       Other
 Principal Position     Year     Salary         Bonus       Compensation      Awards      SARs        Payments  Compensation
----------------------------------------------------------------------------------------------------------------------------
David Wachtel           1997     $149,989*     $  2,408     $  9,981 (1)    $      0            0     $      0     $      0
                        ----
CEO                     1996      149,989             0        5,742 (2)           0            0            0            0
                        ----
                        1995       35,884           865       16,283 (3)           0       75,000            0            0
                        ----
Mihai D. Patrichi       1997            0             0        2,242 (4)           0            0            0            0
                        ----
CEO (deceased)          1996            0             0       18,130 (5)           0            0            0            0
                        ----
                        1995       71,849             0       19,445 (6)           0            0            0            0
                        ----
Edwin J. Turner         1996       49,043         2,000        2,025 (7)           0            0            0            0
                        ----
Executive Vice          1995       80,326           692            0  0          500            0            0
                        ----
President (retired)

Mohammad Tabassi        1997       78,525         1,237        3,073 (8)           0            0            0            0
                        ----
Vice President          1996       72,841         1,000            0               0            0            0            0
                        ----
                        1995       70,621           606            0               0          500            0            0
                        ----


No other executive officers were employed by the Company at June 30, 1997, 1996, or 1995.

*Currently employed under a three year executive employment agreement expiring April 30, 1998, calling for an annual base salary of $150,000 during the term of the agreement. Entitled to a minimum of three weeks vacation per year, along with Company-paid benefits for both self and dependents under any Executive Benefit Plan.

(1) Includes medical-related benefits of $9,981.
(2) Includes medical-related benefits of $5,742.
(3) Includes consulting fees of $9,500, director fees of $4,000, and medical-related benefits of $2,783
(4) Includes medical-related benefits of $2,242.
(5) Includes medical-related benefits of $18,130.
(6) Includes medical-related benefits of $19,445.
(7) Includes medical-related benefits of $501 and a retirement gift of $1,524.
(8) Includes medical-related benefits of $3,073.



------------------------------------------------------------------------------------------------------------
                                 Option/SAR Grants in Last Fiscal Year
------------------------------------------------------------------------------------------------------------
                                                                                                              Potential Realizable
                                                                                                              Value at Assumed
                                                                                                              Annual Rates of
                                                                                                              Stock Price
                                           Individual Grants                                                  Appreciation
------------------------------------------------------------------------------------------------------------  Individual Grants
                                                                                                              for Option Term
 Name of Individual and  % of Total Options/SARs   Number of Securities    Exercise or     Expiration         --------------------
 Principal Position      Granted to Employees in   Underlying              Base Price      Date           5%          10%
                         Fiscal Year               Options/SARs Granted
----------------------------------------------------------------------------------------------------------------------------------
David Wachtel                  N/A                       N/A                   N/A             N/A       N/A          N/A
CEO

Mohammad Tabassi               N/A                       N/A                   N/A             N/A       N/A          N/A
Vice President

ITEM 11.         EXECUTIVE COMPENSATION (Continued)


===============================================================================================================
                   Aggregated Option/SAR Exercises in Last Fiscal Year
                             and FY-End Option/SAR Values
---------------------------------------------------------------------------------------------------------------
                                                            Number of Securities        Value of Unexercised
                                                          Underlying Unexercised            In-The-Money
  Name of Individual                                      Options/SARs at FY-End       Options/SARs at FY End
         and           Shares Acquired       Value       -------------------------    -------------------------
  Principal Position     on Exercise       Realized      Exercisable/Unexercisable    Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------
 David Wachtel                0               $0                   0/  0                       $0/$  0
 CEO
 Mohammad Tabassi             0                0                   0/500                       0/ 188
 Vice President

Retirement benefits payable under the Company's defined benefit pension plan have been frozen since August 31, 1992. Accrued annual benefits payable at retirement age under the plan are set forth in the following pension plan table, which does not incorporate vesting or joint and survivor factors. Amounts reported are straight-life annuity amounts, which are not offset by social security.


                                                              Years of Service
                  -----------------------------------------------------------------------------------------------------
Remuneration              5                10                15               20                25                 30
-----------------------------------------------------------------------------------------------------------------------
   $ 50,000          $  3,333          $  6,667          $ 10,000          $ 13,333          $ 16,667          $ 20,000
     75,000             5,000            10,000            15,000            20,000            25,000            30,000
    100,000             6,667            13,333            20,000            26,667            33,333            40,000
    125,000             8,333            16,667            25,000            33,333            41,667            50,000
    150,000            10,000            20,000            30,000            40,000            50,000            60,000
    175,000            11,667            23,333            35,000            46,667            58,333            70,000
    200,000            13,333            26,667            40,000            53,333            66,667            80,000
    225,000            15,000            30,000            45,000            60,000            75,000            90,000
    250,000            16,667            33,333            50,000            66,667            83,333           100,000

Additional pension benefits for credited service in excess of 30 years generally do not accrue. Prospective benefits payable to executive officers under the Company's defined benefit pension plan are applicable as follows:

                                                                           Estimated
Name of Individual                       Covered Compensation           Credited Service
------------------                       --------------------           ----------------
David Wachtel                                 $      0 (*)                      0
Mihai D. Patrichi (deceased)                   235,527 (**)                    40
Edwin J. Turner (retired)                       88,224                         16
Mohammad Tabassi                                53,962                          6

(*) Not eligible for plan participation due to plan benefit freeze at August 31, 1992.

(**) Beneficiary (wife), a current director, is receiving $48,184 per year for life, based on 100% joint and survivor factors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors, and greater-than-ten percent stockholders are

ITEM 11.         EXECUTIVE COMPENSATION (Continued)

required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that have complied with the relevant filing requirements, the Company believes that during the year ended June 30, 1997, all relevant Section 16(a) filing requirements were complied with.

Compensation of Directors

During the year ended June 30, 1997, the Board of Directors met three times. The Company paid director fees totaling $10,000, which consisted of $3,000 each to Glenn Linderman, Rodica Patrichi, and Ileana Wachtel, respectively, and $1,000 to Barry Bartholomew, who resigned as a Company director in July 1996. During the year ended June 30, 1996, the Board of Directors met four times.
The Company paid director fees totaling $16,000, which consisted of $4,000 each to Barry Bartholomew, Glenn Linderman, Rodica Patrichi, and Ileana Wachtel, respectively. During the year ended June 30, 1995, the Board of Directors met four times. The Company paid director fees totaling $13,000, which consisted of $5,000 to Barry Bartholomew, $4,000 to David Wachtel (as noted above), $2,000 to Glenn Linderman, and $1,000 each to Ileana Wachtel and Rodica Patrichi. In addition, Glenn Linderman provided financial consulting services to the Company in the amount of $9,281.

Compensation of Executives

For information concerning the employment agreement of Chief Executive Officer, David Wachtel, see Note 12 to the Financial Statements included in Item 8.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At September 26, 1997 there were six persons known to the Company who owned of record or beneficially as much as 5% of the outstanding shares of its voting common stock, $.25 par value. The following table reflects these holdings, as well as the number of the Company's common shares owned directly or indirectly by each of the Company's directors, by each of the officers specified in the summary compensation table above, and by all directors and officers as a group. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.


--------------------------------------------------------------------------------
                                                     Amount
                      Name and Address of         Beneficially    Percentage
    Category           Beneficial Owner               Owned        of Class
                                                                      (4)
--------------------------------------------------------------------------------
 Director       Ileana Wachtel
                9750 De Soto Avenue
                Chatsworth, CA 91311                 872,660 (1)(2)(3)    52.2%


 Director       Rodica Patrichi
                73095 Shadow Mt. Drive
                Palm Desert, CA 92260                791,486 (2)          47.4%

 Director       David Wachtel
 /Officer       9750 De Soto Avenue
                Chatsworth, CA 91311                 872,660 (3)          52.2%

 Director       Glenn Linderman
                2101 Robinson, #1
                Redondo Beach, CA 90278                4,000               0.2%

 Officer        Mohammad Tabassi
                19442 Romar St.
                Northridge, CA 91324                  24,013               1.4%
                                                     -------              ----

                All directors and officers as
                a group (5 persons)                  992,685              54.0%
                                                     =======              ====
 Other          Moldovita Church
                c/o 73095 Shadow Mt. Drive
                Palm Desert, CA 92260                 90,909 (5)           5.4%
                                                     =======              ====

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

(1) Ileana Wachtel is the wife of David Wachtel, the CEO of Networks Electronic Corp.

(2) For each of these individuals, approximately 156,076 shares (166,076 shares for Ileana Patrichi) are being held in the Mihai D. Patrichi trust (a total of 790,383 shares) which currently has voting power over the holdings and in which Ileana Wachtel and Rodica Patrichi are co- trustees.

(3) Includes shares of common stock held by the Mihai D. Patrichi Trust and controlled by trustees including Mr. Wachtel's spouse, Ileana Wachtel, a beneficiary.

(4) Based 1,671,221 shares of common stock outstanding as of September 26, 1997.

(5) Rodica Patrichi is a co-trustee along with an unrelated party of a trust that has voting power of these shares.

As of September 26, 1997, there were no required filings under Section 16 of the Exchange Act of 1934 with respect to changes in beneficial ownership of the Company's common stock occurring during or subsequent to the year ended June 30, 1997, which have not been reported on Forms 3, 4, or 5, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) In August 1996, the Company received a $100,000 loan from its Vice President, Mohammad Tabassi, secured by accounts receivable, with interest payable monthly at an annual rate of 13%.

         (b) During the year ended June 30, 1996, the Company's outstanding advances previously made to Mr. Patrichi (totaling $27,228) were repaid by the Mihai D. Patrichi Trust. Interest earned (generally at 7% per annum) on the officer receivable amounted to $0, and $1,781 for the fiscal years ended June 30, 1996 and 1995, respectively.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)   The following financial statements are included in
          Part II, Item 8:

                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountant                             17
Financial Statements:
            Balance Sheets -- June 30, 1997 and 1996                          18
            Statements of Operations --
              Years Ended June 30, 1997, 1996, and 1995                       20
            Statement of Stockholders' Deficiency in Assets --
              Years Ended June 30, 1997, 1996, and 1995                       21
            Statements of Cash Flows --
              Years Ended June 30, 1997, 1996, and 1995                       22
            Notes to the Financial Statements                                 24

    (2) The following financial statement schedule for the years 1997, 1996, and 1995 is submitted herewith:

Schedule VIII -- Valuation and Qualifying Accounts                            49


All other schedules are omitted because they are not required, inapplicable, the information is otherwise shown in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 1997, 1996, and 1995

-----------------------------------------------------------------------------------------------------------------
                                               Balance      Charged to    Charged To                     Balance,
                                              Beginning     Costs and       Other                         End Of
                                               Of Year      Expenses       Accounts      Deductions       Period
-----------------------------------------------------------------------------------------------------------------
 1997
   Allowance for doubtful accounts           $  5,000      $      -      $       -     $      -        $   5,000
                                             ========      ========      =========     ========         ========
   Reserve for slow-moving inventory         $160,000      $ 20,000      $       -     $      -         $180,000
                                             ========      ========      =========     ========         ========
 1996
   Allowance for doubtful accounts           $  5,000      $  4,745      $       -     $  4,745 (1)     $  5,000
                                             ========      ========      =========     ========         ========
   Reserve for slow-moving inventory         $150,000      $ 10,000      $       -     $      -         $160,000
                                             ========      ========      =========     ========         ========
 1995
   Allowance for doubtful accounts           $  5,000      $  2,250      $       -     $  2,250 (1)     $  5,000
                                             ========      ========      =========     ========         ========
   Reserve for slow-moving inventory         $224,000      $(74,000)     $       -     $     -          $150,000
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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Networks Electronic Corp.

(Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                NETWORKS ELECTRONIC CORP.

                                By:
                                   ------------------------------------

                                DAVID WACHTEL
                                Chairman of the Board,
                                Chief Executive Officer,
                                President,
                                Chief Financial Officer

Date:
     ------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                         Director                 Date: ----------
----------------------
David Wachtel


                         Director                 Date:-----------
----------------------
Glenn Linderman

                         Director                  Date:-----------
----------------------
Ileana Wachtel

                         Director                  Date:-----------
----------------------
Rodica Patrichi












50