Form 10-Q
period 1997-09-30
NETWORKS ELECTRONIC CORP
filed 1997-11-13
CIK 71106

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter ended September 30, 1997 COMMISSION FILE NUMBER 0-1817


                            NETWORKS ELECTRONIC CORP.
      -------------------------------------------------------------------
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

                 Yes   [X]            No   [  ]
                     --------            --------

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of

           CLASS                                           1,671,221
-----------------------------                   -------------------------------
Common Stock - $.25 par value                   Outstanding at November 7, 1997

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            NETWORKS ELECTRONIC CORP.
                                  BALANCE SHEET
                      September 30, 1997 and June 30, 1997

                                         Sept. 30,          June 30,
                                            1997              1997
                                        (unaudited)       (unaudited)
                                        ----------        ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents          $  211,647        $  185,144
     Trade accounts receivable, net        737,004           707,709
     Other receivables                      49,530            79,354
     Inventories, net                    1,369,556         1,189,802
     Prepaid expenses and deposits          76,017            39,832
     Deferred income taxes                  24,000            24,000
                                        ----------        ----------
             Total current assets        2,467,754         2,225,841
                                        ----------        ----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                 138,773           131,773
     Building and improvements           3,511,150         3,438,250
     Machinery and equipment             4,367,555         4,367,555
                                        ----------        ----------
                                         8,017,478         7,937,578
     Less accumulated depreciation       5,754,592         5,723,480
                                        ----------        ----------
     Property and equipment, net         2,262,886         2,214,098
                                        ----------        ----------

DEFERRED INCOME TAXES,
  NON-CURRENT PORTION                       82,571           119,571

DEFERRED CHARGES, NET                       75,347            81,152
                                        ----------        ----------
             Total assets               $4,888,558        $4,640,662
                                        ==========        ==========



The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                                  BALANCE SHEET
                      September 30, 1997 and June 30, 1997

                                                Sept. 30,        June 30,
                                                  1997             1997
                                              (unaudited)      (unaudited)
                                              ----------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Notes payable and current
      maturities of long-term debt            $  237,000       $  220,000
     Note payable, related party -
      current portion                            100,000          100,000
     Accounts payable                            520,818          479,384
     Customer advances and deposits                2,834            2,834
     Curr. portion of pre-petition debt:
      Adjudication award payable                  40,488           41,951
      Accrued pension liability                  274,279          279,079
      Other payables                              29,997           29,997
     Income taxes payable                            800             -
     Other accrued expenses                      178,782          190,262
                                              ----------       ----------
     Total current liabilities                 1,384,998        1,343,507
                                              ----------       ----------
LONG-TERM DEBT:
     Long-term debt, less current
      maturities                               3,099,044        3,042,193
     Accrued pension liability                   369,209          366,209
                                              ----------       ----------
            Commitments and Contingencies              -                -
                                              ----------       ----------
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS):
     Common stock, par value $.25 per
      share; authorized 10,000,000
      shares, issued and outstanding
      1,671,221 shares                           417,805          417,805
     Additional paid-in capital                  280,985          280,985
     Accumulated deficit                        (265,557)        (412,111)
     Stock subscriptions receivable              (14,063)         (14,063)
     Pension liability adjustment               (383,863)        (383,863)
                                              ----------       ----------
     Total stockholders' equity
          (deficiency in assets)                  35,307        (111,247)
                                              ----------       ----------
     Total liabilities and stockholders'
          equity (deficiency in assets)       $4,888,558       $4,640,662
                                              ==========       ==========


The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                              Three Months Ended       Three Months Ended
                                 September 30,             September 30,
                                     1997                      1996
                              ------------------       ------------------
Sales                            $1,222,442                 $  929,383

Cost of sales                       856,626                    681,741
                                 ----------                 ----------
Gross profit                        365,816                    247,642

Selling, adminis-
 trative and other
 operating expenses                 160,408                    177,608
                                 ----------                 ----------
Operating income                    205,408                     70,034

Other income (exp.):
 CRA debt forgiveness                  -                        75,939
 Rental income, net                  45,590                       -
 Interest and non-
  operating expenses,
  net                               (66,644)                   (51,497)
                                 ----------                 ----------
    Income before
     income taxes                   184,354                     94,476

Provision for
 income taxes                        37,800                     38,000
                                 ----------                 ----------
    Net income                   $  146,554                 $   56,476
                                 ==========                 ==========
Net income
 per share                       $      .09                 $      .03
                                 ==========                 ==========
Average weighted
 number of shares
 outstanding                      1,671,221                  1,671,221
                                 ==========                 ==========



The accompanying notes are an integral part of these financial statements

                            NETWORKS ELECTRONIC CORP.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                      Three Months Ended   Three Months Ended
                                         September 30,       September 30,
                                             1997                1996
                                      -------------------  ------------------
Cash flows from operating activities:
   Net income                             $ 146,554            $  56,476
                                          ---------            ---------
Adjustments to reconcile net income
  to net cash used in
  operating activities:
   Non-cash items included
    in net income:
       Depreciation and
        amortization                         36,917               30,071
       Deferred income taxes                 37,000               37,200
   Changes in:
       Receivables                              529               42,443
       Inventories                         (179,754)             (51,940)
       Prepaid expenses and deposits        (36,185)             (45,222)
       Accounts payable and
        accrued expenses                     28,491               18,375
       Income taxes                             800                  309
       Accrued pension liability             (1,800)               7,500
                                          ---------            ---------
         Total adjustments                 (114,002)              38,736

Net cash provided by
  operating activities                       32,552               95,212
                                          ---------            ---------



   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                      Three Months Ended   Three Months Ended
                                         September 30,       September 30,
                                             1997                1996
                                      ------------------   ------------------
Cash flows from investing activities:
  Capital expenditures                    $ (79,900)           $(577,019)
                                          ---------            ---------
Net cash used in
  investing activities                      (79,900)            (577,019)
                                          ---------            ---------
Cash flows from financing activities:
  Proceeds from long-term borrowings        129,900              430,320
  Proceeds from notes payable,
   related parties                                -              122,000
  Mortgage debt reduction                   (30,000)             (30,000)
  Other payments of long-term debt          (26,049)                   -
  Payments on notes payable,
   related parties                                -              (12,666)
                                          ---------            ---------
Net cash provided by
  financing activities                       73,851              509,654
                                          ---------            ---------
Net increase in
  cash and cash equivalents                  26,503               27,847

Cash and cash equivalents
  at beginning of period                    185,144               99,114
                                          ---------            ---------
Cash and cash equivalents
  at end of period                        $ 211,647            $ 126,961
                                          =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                         $       -            $       -
                                          =========            =========
Interest paid                             $  67,821            $  50,764
                                          =========            =========


The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


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

2.       INVENTORIES

         Inventories are valued at the lower of cost (FIFO) or market. The inventories at September 30, 1997 and June 30, 1997 consisted of the following:

                                      September 30,      June 30,
                                           1997            1997
                                       (unaudited)     (unaudited)
                                       ----------      ----------

       Raw materials                   $  108,516      $   93,843

       Work in process                    831,267         523,711

       Finished goods and components      624,773         752,248
                                        ---------      ----------
                                        1,564,556       1,369,802
       Less reserve for obsolescence     (195,000)       (180,000)
                                        ---------      ----------
       Total                           $1,369,556      $1,189,802
                                       ==========      ==========


                            NETWORKS ELECTRONIC CORP.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


3.       LONG-TERM DEBT

         At September 30, 1997 and June 30, 1997, the Company's long-term debt consisted of the following:


                                              September 30,      June 30,
                                                   1997           1997
                                               (unaudited)    (unaudited)
                                              -----------    -----------
      Note payable to bank, secured by
        deed of trust on land and building,
        principal payable in monthly
        installments of $10,000 through
        June 2000, with interest payable at
        a reference rate plus 2.25% (10.75%
        at both September 30, 1997 and
        June 30, 1997, respectively).  A
        balloon payment is due in June 2000.   $1,672,528     $1,702,528

      Note payable to Community
        Redevelopment Agency ("CRA"),
        non-interest bearing construction
        loan, secured by second deed of
        trust on land and building, no
        real estate, no principal payments
        required through August 2001, with
        level monthly principal payments of
        $4,604 applicable over 20 years
        through August 2021.                    1,105,000      1,105,000

      Note payable to lessee, secured by
        third deed of trust on land and
        building and assignment of rents,
        principal payable in monthly
        installments of $4,716 through March
        2002, with interest payable at an
        annual rate of 10.0%.                     254,639        185,635


                            NETWORKS ELECTRONIC CORP.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


3.    LONG-TERM DEBT (Continued)

                                                  September 30,    June 30,
                                                      1997           1997
                                                  (unaudited)    (unaudited)
                                                  -----------     -----------
      Note payable to financial institution,
        secured by machinery and equipment,
        principal payments in monthly
        installments of $4,167 along with
        interest at a reference rate plus
        2.75% (11.25% at both September 30,
        1997 and June 30, 1997, respectively)
        through March 1999, with a balloon
        payment for the balance also due
        in March 1999.                            275,000        237,500

      Note payable to finance company,
        secured by telephone equipment,
        payable in monthly installments of
        $656 including interest at an annual
        rate of approximately 17.3%.  Matures
        in October 1999.                           12,389         14,453

      Note payable to vendor, secured by
        office equipment, payable in monthly
        installments of $395 including
        interest at an annual rate of 12.4%.
        Matures in December 2001.                  16,488         17,077
                                               ----------     ----------
                                                3,336,044      3,262,193
     Less current maturities                      237,000        220,000
                                               ----------    -----------
      Total                                    $3,099,044     $3,042,193
                                               ==========     ==========

                            NETWORKS ELECTRONIC CORP.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


4.       NOTES PAYABLE, RELATED PARTIES

         (a) In January 1995, the Company received a $152,000 loan from the estate of its former president and chief executive officer, secured by specific machinery and equipment. The loan was being repaid in equal monthly principal installments of $4,222 (plus interest at 10%) over a three year period. A loan fee of $2,000 was charged to consummate the transaction. In March 1997, the Company obtained other financing and paid off the remaining principal balance of $42,222. Interest expense on this note during the three months ended September 30, 1996 was $1,835.

         (b) In August 1996 the Company's vice president loaned the Company $100,000 at an annual interest rate of 13%, secured by the Company's accounts receivable. Interest is payable monthly with the principal fully due and payable on September 1, 1997. As of November 7, 1997, the principal had not yet been repaid. Interest expense on this loan during the three months ended September 30, 1997 and 1996 amounted to $3,216 and $1,353, respectively.

         (c) In September 1996 a director advanced the Company $22,000 for a fee of $200. The money was subsequently repaid by the Company in October 1996.


5.       STOCK OPTION PLAN

         The Company's Board of Directors adopted the Networks Electronic Corp. 1996 Stock Incentive Plan (the "1996 Plan"), providing for the grant of up to 100,000 shares of the Company's common stock to directors, officers, employees, and consultants of the Company. The 1996 Plan was submitted and approved by the shareholders of the Company at the annual meeting of shareholders held on December 13, 1996.


6.       INCOME TAXES

         During the quarter ended September 30, 1997, the Company reduced its income tax provision by $37,000, corresponding to a reduction in valuation allowance applied against the Company's net deferred tax benefit. This reduction reflects the increased likelihood of the Company utilizing its net operating loss carryforward.

                            NETWORKS ELECTRONIC CORP.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


7.       LEASE AGREEMENT

         In March 1997, the Company leased out approximately 35,000 square feet of its Chatsworth facility. The lease agreement calls for monthly base rent to be $17,850, with approximately 2 1/2 months free and a cost of living increase every 18 months over the initial 62 month lease period. The tenant also reimburses the Company for pro-rata utilities, property taxes, and insurance. The lessee has an option to extend the original lease term for an additional 60 months. Net rental income for the three months ended September 30, 1997 was $45,590.

         Additionally, the tenant reimbursed the Company for $23,175 in costs incurred in connection with negotiating the lease arrangement, contributed $100,000 toward the Company's cost of constructing improvements to its Chatsworth property, and agreed to loan the Company up to $288,000 at an annual interest rate of 10% to fund additional improvements. At September 30, 1997 and June 30, 1997, the outstanding balance on the loan commitment was $254,639 and $185,635, respectively. The loan is being amortized monthly over 5 years (with level principal payments currently $4,716), with the monthly payment netted against the lessee's rent. Inclusive of loan payments previously made totaling $12,636, the remaining borrowing capacity at September 30, 1997 was approximately $20,725.


8.       FORGIVENESS OF DEBT

         During the three months ended September 30, 1996, the Community Redevelopment Agency ("CRA") disbursed funds in the amount of approximately $506,260 for the retrofit and repair of the Company's damaged building at its Chatsworth site. The damage was sustained as a result of the Northridge Earthquake in January 1994. Of this commitment, 15% or approximately $75,939 was a grant and was recorded as forgiveness of debt income for the period. By June 30, 1997, the entire $1,300,000 CRA commitment was expended (including a second phase in the amount of $500,000 pertaining to the tenant lease agreement effective March 1997), resulting in cumulative forgiveness of debt income of $195,000.

                            NETWORKS ELECTRONIC CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Company sales for the three months ended September 30, 1997 increased 32% to $1,222,000 from $929,000 for the comparable period of the prior year. Bearing Division sales, comprising approximately 56% of the current sales mix, increased by 39% and Ordnance Division sales increased by 24%. The large increase in sales in the Bearing Division was due to both a recent influx in orders and improved production scheduling, allowing the Company to reduce shipping delays and to more efficiently plan work orders. It is anticipated that this higher level of sales activity will be sustained throughout the remainder of the current fiscal year.

The increase in sales volume now being achieved is reflected in the overall backlog of orders, which is up over $1,500,000 from the same period a year before.

Gross profits during the quarter ended September 30, 1997 improved to 29.9% from 26.7% in the quarter ended September 30, 1996. Margins in the Ordnance division were improved over the same period last year as a result of efficiencies in production, while bearings margins, under pressure from cost increases and capacity limitations, were down when compared to the same period a year before.

General and administrative costs actually declined by 10% (approximately $17,000) compared to the three month period ended September 30, 1996, due mostly to a decrease in legal and professional fees associated with the implementation of a new stock option incentive plan, the winding down of chapter 11 bankruptcy proceedings, and the completion of a tenant lease agreement. However, the possibility of sales growth in the months ahead, along with the Company's ongoing wage normalization policy, could serve to push G & A expenses higher in the months ahead. Operating revenue during the quarter ended September 30, 1997 was over $205,000, representing an increase of $135,000 from the prior year. This positive trend, complemented by the surge in new orders, provides further evidence that the Company is about to exit its stabilization phase and enter a new growth phase, in keeping with Management's long-range reorganization plan.

Non-operating income decreased due to recognition of approximately $76,000 in forgiveness of debt income during the quarter ended September 30, 1996. The debt forgiveness arose from the Community Redevelopment Agency's commitment to fund earthquake repairs. Completion of the earthquake repairs also allowed the Company to lease a portion of the building to another enterprise, bringing in approximately $45,000 in net rental income during the quarter ended September 30, 1997. The lease calls for net rental income of approximately $180,000 annually through at least March, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest expense was significantly higher (about 29%) as compared to the prior year's September quarter; however, total borrowing (including a non-interest bearing loan of $1,105,000 from the Community Redevelopment Agency) at September 30, 1997 was up by approximately 38%, meaning that the effective interest rate had declined markedly (to approximately 8% from approximately 9 1/8% during the September quarter of the prior year). Management is planning to obtain additional financing, through refinancing the building loans or obtaining a working capital line of credit.

Liquidity and Capital Resources

The Company's working capital at September 30, 1997 was $1,080,000 compared to $880,000 at June 30, 1997. The $200,000 improvement in working capital was largely the result of pre-tax income earned in the quarter ended September 30, 1997 (excluding depreciation). The short-term operating liquidity appears to remain tight for the next two quarters, but Management expects the cash generated from the rental for a full year and increased gross profit from higher sales to be sufficient to meet its obligations and near-term capital requirements.

The Company is working to refinance the building and replace the existing term loan with Wells Fargo with a revolving line of credit. Management expects that transaction to yield sufficient funds to meet the Company's working capital needs for the medium term.

Factors That May Affect Future Results and Financial Condition

Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the following factors:

History of Losses; Variability of Operating Results

The Company emerged from bankruptcy protection in November 1994. Despite historical losses, the Company experienced its first operating profit in four years during the year ended June 30, 1995, in the amount of approximately $47,000, and recorded operating profits during the years ended June 30, 1996 and 1997 in the amounts of approximately $175,000 and $235,000, respectively. Nevertheless, the Company's revenues and operating results have varied substantially from period to period. There can be no

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors That May Affect Future Results and Financial Condition
(Continued)

assurance that the Company will be profitable in the future or that future revenues and operating results will not also vary substantially. New management has expended and continues to expend substantial time and resources in attempting to resolve problems arising from the Company's financial condition and to restore confidence in the Company. Although the research and development expenditures of the Company have increased, its financial condition limits its ability to engage in large scale research and development. Also, the Company's financial condition has limited the ability of the Company to modernize its plant and equipment. Future profits, if any, will depend upon various factors, including, but not limited to, management's ability to restore confidence in the Company, continued market acceptance of the Company's current products, the ability of the Company to develop distribution and marketing channels and develop and introduce new products or to develop new markets for its existing products and the successful implementation of its planned marketing strategies. If the Company is not able to achieve its operating objectives, the Company may find it necessary to reduce its expenditures for sales, marketing, and research and development, or undertake other such actions as may be appropriate, and may be otherwise unable to achieve its goals or continue its operations.

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

Dependence on Key Customers

During the quarters ended September 30, 1997 and 1996, sales to the Department of Defense constituted 11% and 19%, respectively, of the Company's sales. Sales to Textron Systems and National Precision Bearing accounted for approximately 17% and 14%, respectively, of Company sales for the quarter ended September 30, 1997. A significant decline in sales of any of these key customers could adversely affect the Company. Additionally, export sales (denominated in U.S. dollars) accounted for approximately 14% of sales revenue by the Company for the quarter ended September 30, 1997.

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

Product Liability and Risk Management

As a manufacturer of ordnance products and specialized bearings for the defense and aerospace industries, the Company is subject to the risk of claims arising from injuries to persons or property. The Company maintains both general liability insurance and product liability insurance. Although the Company has instituted quality control procedures that it believes produce products of the highest quality, the Company may become subject to future proceedings alleging defects in its products.

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

Key Personnel

The Company's success is highly dependent on the efforts and abilities of its Chairman, David Wachtel, and key members of staff. The loss of services of Mr. Wachtel or any of these key members could have a material adverse effect on the Company.

Control of Company

The Mihai D. Patrichi Trust (the "Trust") presently owns of record approximately 47.3% of the Company's outstanding voting stock. Accordingly, the Trust is able to control the election of a majority of the directors, and, therefore, the business and affairs of the Company and approve or disapprove any corporate action submitted to a vote of the Company's shareholders, in each case, regardless of how other shareholders of the Company may vote. The provisions of the Trust provide that the trustees act in a prudent matter to dispose of the Trust's interest in the Company. In the matter of In Re: Mihai D. Patrichi Trust (Case No. BP03796), now pending in the Superior Court of California for the county of Los Angeles, Michael Patrichi, one of the beneficiaries of the Trust, is attempting to remove and replace the co-trustees of the Trust, Ileana Wachtel and Rodica Patrichi. Sale by the Trust of its interest in the Company would effect a change in the control of the Company. Sales of substantial amounts of Common Stock in the public market under Rule 144 or otherwise, or even the potential for such sales, could adversely affect the prevailing market prices for the Common Stock and could impair the ability to raise capital through the sale of its equity securities.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors That May Affect Future Results and Financial Condition
(Continued)

Governmental Regulation

The Company's operations are subject to, and substantially affected by, extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on the Company's operations that could adversely affect the Company's results, such as limitations on the expansion of metals plating facilities of the Company, and limitations on or banning disposal of hazardous waste generated by the Company's operations. Because of heightened public concern, companies in the metals plating business, including the Company, may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines on the Company or to revoke or deny renewal of the Company's waste generation and disposal permits or licenses for violations of environmental laws or regulations or to require the Company to remediate environmental problems resulting from its operations, all of which could have a material adverse effect on the Company. The Company may also be subject to actions brought by individuals or community groups in connection with the permitting or licensing of its operations, any alleged violations of such permits and licenses, or other such matters.

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


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended September 30, 1997.

                            NETWORKS ELECTRONIC CORP.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NETWORKS ELECTRONIC CORP.
                                    (Registrant)


                                    BY: /s/ DAVID WACHTEL
                                       ---------------------------
                                        David Wachtel

                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        President, Chief Financial
                                        Officer




Date: November 10, 1997
     -----------------------