Form 10-Q
period 1997-12-31
NETWORKS ELECTRONIC CORP
filed 1998-02-06
CIK 71106

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended December 31, 1997 COMMISSION FILE NUMBER 0-1817


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

                 Yes    X            No
                     --------            --------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of

          CLASS                             1,671,221
-----------------------------      -------------------------------
Common Stock - $.25 par value      Outstanding at February 6, 1998

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                            NETWORKS ELECTRONIC CORP.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                       December 31, 1997 and June 30, 1997

                                         Dec. 31,           June 30,
                                            1997              1997
                                        ----------        ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents          $  453,899        $  185,144
     Trade accounts receivable, net        987,947           707,709
     Other receivables                      48,850            79,354
     Inventories, net                    1,384,513         1,189,802
     Prepaid expenses and deposits          80,864            39,832
     Deferred income taxes                  24,000            24,000
                                        ----------        ----------
             Total current assets        2,980,073         2,225,841
                                        ----------        ----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                 146,664           131,773
     Building and improvements           3,616,086         3,438,250
     Machinery and equipment             4,384,970         4,367,555
                                        ----------        ----------
                                         8,147,720         7,937,578
     Less accumulated depreciation       5,786,817         5,723,480
                                        ----------        ----------
     Property and equipment, net         2,360,903         2,214,098
                                        ----------        ----------

DEFERRED INCOME TAXES,
  NON-CURRENT PORTION                       20,471           119,571

DEFERRED CHARGES, NET                       70,257            81,152
                                        ----------        ----------
             Total assets               $5,431,704        $4,640,662
                                        ==========        ==========



The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                       December 31, 1997 and June 30, 1997

                                                 Dec. 31,      June 30,
                                                   1997          1997
                                               ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Notes payable and current
      maturities of long-term debt            $  290,000       $  220,000
     Note payable, related party -
      current portion                            100,000          100,000
     Accounts payable                            622,856          479,384
     Customer advances and deposits                2,834            2,834
     Curr. portion of pre-petition debt:
      Adjudication award payable                  40,488           41,951
      Accrued pension liability                  275,000          279,079
      Other payables                              29,997           29,997
     Income taxes payable                          2,000                -
     Other accrued expenses                      229,297          190,262
                                              ----------       ----------
     Total current liabilities                 1,592,472        1,343,507
                                              ----------       ----------
LONG-TERM DEBT:
     Long-term debt, less current
      maturities                               3,177,653        3,042,193
     Accrued pension liability                   369,088          366,209
                                              ----------       ----------
        Commitments and Contingencies                 -                 -
                                              ----------       ----------
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS):
     Common stock, par value $.25 per
      share; authorized 10,000,000
      shares, issued and outstanding
      1,671,221 shares                           417,805          417,805
     Additional paid-in capital                  280,985          280,985
     Accumulated deficit                          (8,373)        (412,111)
     Stock subscriptions receivable              (14,063)         (14,063)
     Pension liability adjustment               (383,863)        (383,863)
                                              ----------       ----------
     Total stockholders' equity
          (deficiency in assets)                 292,491        (111,247)
                                              ----------       ----------
Total liabilities and stockholders'
          equity (deficiency in assets)       $5,431,704       $4,640,662
                                              ==========       ==========

The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                         Three Months Ended           Six Months Ended
                             December 31,                December 31,
                           1997         1996          1997        1996
                        ----------  ----------     ----------  ----------
Sales                   $1,564,322  $  978,629     $2,786,764  $1,908,012

Cost of sales            1,081,505     738,327      1,938,131   1,420,068
                        ----------  ----------     ----------  ----------
Gross profit               482,817     240,302        848,633     487,944

Selling, adminis-
 trative and other
 operating expenses        131,516     159,597        291,924     337,205
                        ----------  ----------     ----------  ----------
  Operating income         351,301      80,705        556,709     150,739

Other income (exp.):
 CRA debt forgiveness         -         11,231           -         87,170
 Rental income, net         45,729        -            91,319        -
 Interest and non-
  operating expenses,
  net                      (75,746)    (48,766)      (142,390)   (100,263)
                        ----------  ----------      ---------  ----------
    Income before
     income taxes          321,284      43,170        505,638     137,646

Provision for
 income taxes               64,100      17,200        101,900      55,200
                        ----------  ----------      ---------  ----------
    Net income          $  257,184  $   25,970      $ 403,738  $   82,446
                        ==========  ==========      =========  ==========

Net income
 per share - basic      $      .15  $      .02      $     .24  $      .05
                        ==========  ==========      =========  ==========
Average weighted
 number of shares
 outstanding - basic     1,671,221   1,671,221      1,671,221   1,671,221
                        ==========  ==========      =========  ==========
Net income
Per share - diluted     $      .15  $      .09      $     .24  $      .05
                        ==========  ==========      =========  ==========
Average weighted
 number of shares
 outstanding - diluted   1,671,971   1,672,346      1,671,971   1,672,346
                        ==========  ==========     ==========  ==========

The accompanying notes are an integral part of these financial statements.


                            NETWORKS ELECTRONIC CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                      Six Months Ended     Six Months Ended
                                         December 31,         December 31,
                                            1997                1996
                                      ----------------     -----------------
Cash flows from operating activities:
   Net income                             $ 403,738            $  82,446
                                          ---------            ---------
Adjustments to reconcile net income
  to net cash used in
  operating activities:
   Non-cash items included
    in net income:
       Depreciation and
        amortization                         74,232               60,144
       Deferred income taxes                 99,100               54,400
   Changes in:
       Receivables                         (249,734)             234,193
       Inventories                         (194,711)            (102,177)
       Prepaid expenses and deposits        (41,032)             (58,525)
       Accounts payable and
        accrued expenses                    181,044             (150,466)
       Customer advances and deposits                             20,684
       Income taxes                           2,000                 -
       Accrued pension liability             (1,200)               1,000
                                          ---------            ---------
         Total adjustments                 (130,301)              59,253

Net cash provided by
  operating activities                      273,437              141,699
                                          ---------            ---------




   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                      Six Months Ended       Six Months Ended
                                        December 31,           December 31,
                                            1997                  1996
                                     -----------------     ------------------
Cash flows from investing activities:
  Capital expenditures                    $(210,142)           $(617,433)
                                          ---------            ---------
Net cash used in
  investing activities                     (210,142)            (617,433)
                                          ---------            ---------
Cash flows from financing activities:
  Proceeds from long-term borrowings        320,625              493,966
  Proceeds from notes payable,
   related parties                             -                 122,000
  Mortgage debt reduction                   (60,000)             (60,000)
  Other payments of long-term debt          (55,165)                -
  Payments on notes payable,
   related parties                             -                 (47,332)
                                          ---------            ---------
Net cash provided by
  financing activities                      205,460              508,634
                                          ---------            ---------
Net increase in
  cash and cash equivalents                 268,755               32,900

Cash and cash equivalents
  at beginning of period                    185,144               99,114
                                          ---------           ---------
Cash and cash equivalents
  at end of period                        $ 453,899            $ 132,014
                                          =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                         $     800            $     800
                                          =========            =========
Interest paid                             $ 132,244            $ 101,226
                                          =========            =========

   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1997


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


2.    INVENTORIES

      Inventories are valued at the lower of cost (FIFO) or market. The inventories at December 31, 1997 and June 30, 1997 consisted of the following:

                                        December 31,      June 30,
                                           1997            1997
                                        ---------      ----------

       Raw materials                   $  123,918      $   93,843

       Work in process                    824,506         523,711

       Finished goods and components      646,089         752,248
                                        ---------      ----------
                                        1,594,513       1,369,802
       Less reserve for obsolescence     (210,000)       (180,000)
                                        ---------      ----------
       Total                           $1,384,513      $1,189,802
                                       ==========      ==========

                        NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1997


3.       DEFERRED CHARGES
        ----------------

        Costs associated with the lease of space at the Company's facility in Chatsworth (see Note 8 below) in the amount of $78,647 and loan fees of $10,000 pertaining to additional financing obtained in March 1997 are being amortized over periods ranging from approximately two to five years. Accumulated amortization of these costs at December 31, 1997 and June 30, 1997 amounted to $18,390 and $7,495, respectively.

4.    LONG-TERM DEBT
      --------------

        At December 31, 1997 and June 30, 1997, the Company's long-term debt consisted of the following:

                                             December 31,      June 30,
                                                1997           1997
                                             ------------   ------------
      Note payable to bank, secured by
        deed of trust on land and building,
        principal payable in monthly
        installments of $10,000 through
        June 2000, with interest payable at
        a reference rate plus 2.25% (10.75%
        at both December 31, 1997 and
        June 30, 1997, respectively).  A
        balloon payment is due in June 2000.   $1,642,528     $1,702,528

      Note payable to Community Redevelopment
        Agency ("CRA"), non-interest bearing
        construction loan, secured by second
        deed of trust on land and building, no
        principal payments required through
        August 2001, with level monthly principal
        payments of $4,604 applicable over
        20 years through August 2021.           1,105,000      1,105,000

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1997


4.    LONG-TERM DEBT (Continued)

                                             December 31,      June 30,
                                                   1997           1997
                                             -----------     -----------

      Notes payable to lessee, secured by
        assignment of rents, principal payable
        in monthly installments of $7,663
        through March 2002, with interest
        payable at annual rates ranging
        from 7.0% to 10.0% blended rate 9.23%
        at December 31, 1997).                    390,819        185,635

      Note payable to financial institution,
        secured by machinery and equipment,
        principal payable in monthly installments
        of $5,667 along with interest at a
        reference rate plus 2.75% (11.25%
        at both December 31, 1997 and June
        30, 1997, respectively) through
        March 1999, with a balloon payment
        for the balance also due
        in March 1999.                            302,500        237,500

      Note payable to finance company,
        secured by telephone equipment,
        payable in monthly installments of
        $656 including interest at an annual
        rate of approximately 17.3%.  Matures
        in October 1999.                           10,627         14,453

      Note payable to vendor, secured by office
        equipment, payable in monthly
        installments of $395 including interest
        at an annual rate of 12.4%.
        Matures in December 2001.                  16,179         17,077
                                               ----------     ----------
                                                3,467,653      3,262,193
     Less current maturities                      290,000        220,000
                                               ----------    -----------
      Total                                    $3,177,653     $3,042,193
                                               ==========     ==========

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1997


5.   NOTES PAYABLE, RELATED PARTIES

        (a) In January 1995, the Company received a $152,000 loan from the estate of its former president and chief executive officer, secured by specific machinery and equipment. The loan was being repaid in equal monthly principal installments of $4,222 (plus interest at 10%) over a three year period. A loan fee of $2,000 was charged to consummate the transaction. In March 1997, the Company obtained other financing and paid off the remaining principal balance of $42,222. Interest expense on this note during the six months ended December 31, 1996 was $3,346.

        (b) In August 1996 the Company's vice president loaned the Company $100,000 at an annual interest rate of 13%, secured by the Company's accounts receivable. The loan maturity date has been extended through December 1998, with interest payable monthly. Interest expense on this loan during the six months ended December 31, 1997 and 1996 amounted to $6,552 and $4,630, respectively.

        (c) In September 1996 a director advanced the Company $22,000 for a fee of $200. The money was subsequently repaid by the Company in October 1996.


6.      STOCK OPTION PLAN

        The Company's Board of Directors adopted the Networks Electronic Corp. 1996 Stock Incentive Plan (the "1996 Plan"), providing for the grant of up to 100,000 shares of the Company's common stock to directors, officers, employees, and consultants of the Company. The 1996 Plan was submitted and approved by the shareholders of the Company at the annual meeting of shareholders held on December 13, 1996. Subject to receipt of a permit from state securities regulators 9,000 options have been issued to employees at the company under the 1996 Plan. These options were issued at market on November 21, 1997.

7.    INCOME TAXES
        During the six months ended December 31, 1997, the Company reduced its income tax provision by approximately $102,000, corresponding to a reduction in valuation allowance applied against the Company's net deferred tax benefit. This reduction reflects the increased likelihood of the Company utilizing its net operating loss carryforward.

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1997


8.   LEASE AGREEMENT

        In March 1997, the Company leased out approximately 35,000 square feet of its Chatsworth facility. The lease agreement calls for monthly base rent to be $17,850, with approximately 2 1/2 months free and a cost of living increase every 18 months over the initial 62 month lease period. The tenant also reimburses the Company for pro-rata utilities, property taxes, and insurance. The lessee has an option to extend the original lease term for an additional 60 months. Net rental income for the six months ended December 31, 1997 was $91,319.

        Additionally, the tenant reimbursed the Company for $23,175 in costs incurred in connection with negotiating the lease arrangement, contributed $100,000 toward the Company's cost of constructing improvements to its Chatsworth property, and loaned the Company $288,000 at an annual interest rate of 10% to fund additional improvements. In December 1997, the tenant loaned the Company another $130,000 at an annual interest rate of 7% to fund roof repairs. At December 31, 1997 and June 30, 1997, the outstanding aggregate balance on the loans was $390,819 and $185,635, respectively. The loans are being amortized monthly over 5 years (with level principal payments currently totaling $7,663), with the monthly loan payment netted against the lessee's rent.


9.      FORGIVENESS OF DEBT

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

                            NETWORKS ELECTRONIC CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Company sales for the six months ended December 31, 1997 increased 46% to $2,787,000 from $1,908,000 for the comparable period of the prior year. Bearing Division sales, comprising approximately 48% of the current sales mix, increased by 24%, while Ordnance Division sales jumped 75%. The large increase in sales in the Ordnance Division was due primarily to shipments pertaining to devices for which the Company recently qualified.

The company believes that based on existing backlogs and increased capacity this higher level of sales activity as compared to the same period for the prior year is likely to be sustained throughout the remainder of the current fiscal year.

The increase in sales volume now being achieved is reflected in the overall backlog of orders, which at approximately $4,200,000, is up approximately $1,500,000 from year ago levels. This is the second consecutive year that total backlogs have increased by such amount.

Gross profits during the six months ended December 31, 1997 improved to 30.5% from 25.6% during the six months ended December 31, 1996. Margins in the Ordnance Division increased significantly as a result of efficiencies in production, while Bearings margins, under pressure from cost increases incurred as a result of capacity limitations caused by increased demand, were down when compared to the same period a year before. Bearings margins, however, for the six months ended December 31, 1997 have improved as production schedules have been optimized and production capacity significantly enhanced.

Selling, Administrative and other costs declined by 13% (approximately $45,000) compared to the six month period ended December 31, 1996, due mostly to a decrease in legal and professional fees and to the increased involvement of executive and administrative personnel in the manufacturing process. However, the possibility of continued sales growth in the coming quarters, along with the Company's ongoing wage normalization policy, could serve to push General & Administrative expenses higher in the months ahead.

Operating income during the six months ended December 31, 1997 exceeded $556,000, an increase of $406,000 from the prior year. The current figure represents a return on revenue of approximately 20% as compared to approximately 8% for the six month period ended December 31, 1996. For the latest quarter, the return on revenue was approximately 22%. This positive trend, complemented by the growth in new orders, provides further evidence that the Company has exited its stabilization phase and has entered a new growth phase, in keeping with Management's long-range reorganization plan.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)
Other Income derived from the lease of a portion of the Chatsworth building amounted to $91,000 during the six months ended December 31, 1997, and based on continued performance by the tenant of its obligations under the lease it is expected to approximate $180,000 annually through at least March 2002. $87,000 in non-recurring income from debt forgiveness during the six months ended December 31, 1996 arose from the Community Redevelopment Agency's commitment to fund earthquake repairs.

Interest expense was significantly higher (about 42%) for the six month period ended December 31, 1997 as compared to the prior year, reflecting additional borrowing required to cover increased raw material purchases and outside production. Average aggregate borrowing (including an increase in non-interest bearing funding from the Community Redevelopment Agency of approximately $600,000 to a total of $1,105,000) was up by approximately $1,100,000 (46%).
Despite the increase in debt, the effective annual interest rate actually declined from 8.5% to 8.2%. Management is attempting to obtain improved financing, through refinancing the building loans or obtaining a working capital line of credit.

Liquidity and Capital Resources

The Company's working capital at December 31, 1997 was $1,390,000 compared to $880,000 at June 30, 1997. The $510,000 improvement in working capital was largely the result of pre-tax income earned in the six month period ended December 31, 1997. While short-term operating liquidity has improved the company expects to pay down approximately $250,000 for a pension plan payment from cash on hand and this will impact liquidity at least through the end of the third quarter, but Management expects the cash generated from the rental for a full year and increased gross profit from higher sales to be sufficient to meet its obligations and short and long term capital requirements.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors That May Affect Future Results and Financial Condition

Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the following factors:

History of Losses; Variability of Operating Results

The Company emerged from bankruptcy protection in November 1994. Despite historical losses, the Company experienced its first operating profit in four years during the year ended June 30, 1995, in the amount of approximately $47,000, and recorded operating profits during the years ended June 30, 1996 and 1997 in the amounts of approximately $175,000 and $235,000, respectively. Nevertheless, the Company's revenues and operating results have varied substantially from period to period. There can be no assurance that the Company will be profitable in the future or that future revenues and operating results will not also vary substantially. Management has expended and continues to expend substantial time and resources in attempting to resolve problems arising from the Company's financial condition and to restore confidence in the Company. Although the research and development expenditures of the Company have increased, its financial condition limits its ability to engage in large-scale research and development. Also, the Company's financial condition has limited the assurance that the Company will be profitable in the future or that future revenues and operating results will not also vary substantially.

Future profits, if any, will depend upon various factors, including, but not limited to, management's ability to restore confidence in the Company, continued market acceptance of the Company's current products, the Company's ability to successfully manufacture its products, the ability of the Company to develop distribution and marketing channels and develop and introduce new products or to develop new markets for its existing products and the successful implementation of its planned marketing strategies. If the Company is not able to achieve its operating and business objectives, the Company may find it necessary to reduce its expenditures for sales, marketing, and research and development, or undertake other such actions as may be appropriate, and may be otherwise unable to achieve its goals or continue its operations.

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

Dependence on Key Customers

During the six month period ended December 31, 1997, sales to Textron Systems constituted approximately 26% of the Company's sales. Sales to the Department of Defense accounted for approximately 17% of Company sales for the six month period ended December 31, 1996. A significant decline in sales of any of these key customers could adversely affect the Company. Additionally, export sales (denominated in U.S. dollars) accounted for approximately 14% of sales revenue by the Company for the six months ended December 31, 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors That May Affect Future Results and Financial Condition
(Continued)

Dependence upon Defense Industry

The Company has been supplying components for United States defense programs for over forty years. Reliance upon defense programs has certain inherent risks, including the uncertainty of economic conditions, dependence on Congressional appropriations and administrative allotment of funds, changes in governmental policies that may reflect military and political developments and other factors characteristic of the defense industry. The Company is unable to predict the impact of decreases or shifts in defense appropriations for programs in which the Company's products are incorporated.

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

Key Personnel

The Company's success is highly dependent on the efforts and abilities of its Chairman, David Wachtel, and key members of staff. The loss of services of Mr. Wachtel or any of these key members could have a material adverse effect on the Company. The company does not maintain key man life insurance on Mr. Wachtel or any other employee.

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


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders for Networks Electronic Corp. took place on Friday, December 5, 1997.

Four of the Company's directors, namely, David Wachtel (Chairman of the Board), Glenn Linderman, Rodica Patrichi, and Jack Friery (Corporate Secretary) were re-elected and will continue to act in their same capacities in the ensuing year.

Actual votes cast at the meeting were as follows: David Wachtel - 1,488,022 votes for, 14,482 votes withheld, Glenn Linderman - 1,491,869 votes for, 10,635 votes withheld, Rodica Patrichi - 1,490,325 votes for, 12,179 votes withheld, and Jack Friery - 1,491,869 votes for, and 10,635 votes withheld.

No other matters were voted on by shareholders at the meeting.

At a Board of Directors meeting held on November 21, 1997 Jack Friery, an attorney specializing in the areas of public contracts and employment law, was elected as Corporate Secretary.

In a Board of Directors meeting held subsequent to the Annual Meeting of Shareholders Ileana Wachtel (David Wachtel's wife) was re-appointed as a Director of the Corporation.


Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended December 31, 1997.

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




Date: February 6, 1998