Form 10-Q
period 1998-03-31
NETWORKS ELECTRONIC CORP
filed 1998-05-14
CIK 71106

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended March 31, 1998 COMMISSION FILE NUMBER 0-1817


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

                                 Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of

          CLASS                               1,671,221
-----------------------------      -------------------------------
Common Stock - $.25 par value         Outstanding at May 8, 1998

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            NETWORKS ELECTRONIC CORP.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                        March 31, 1998 and June 30, 1997


                                          March 31,       June 30,
                                            1998            1997
                                         ----------      ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents           $  436,939      $  185,144
     Trade accounts receivable, net         748,218         707,709
     Other receivables                          180          79,354
     Inventories, net                     1,437,859       1,189,802
     Prepaid expenses and deposits           55,326          39,832
     Deferred income taxes                    5,000          24,000
                                         ----------      ----------
             Total current assets         2,683,522       2,225,841
                                         ----------      ----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                  146,664         131,773
     Building and improvements            3,697,667       3,438,250
     Machinery and equipment              4,392,142       4,367,555
                                         ----------      ----------
                                          8,236,473       7,937,578
     Less accumulated depreciation        5,819,688       5,723,480
                                         ----------      ----------
     Property and equipment, net          2,416,785       2,214,098
                                         ----------      ----------

DEFERRED INCOME TAXES,
  NON-CURRENT PORTION                         3,371         119,571

DEFERRED CHARGES, NET                        66,635          81,152
                                         ----------      ----------
             Total assets                $5,170,313      $4,640,662
                                         ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                        March 31, 1998 and June 30, 1997


                                                      March 31,         June 30,
                                                        1998              1997
                                                    ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Notes payable and current
      maturities of long-term debt                  $    510,000      $    220,000
     Note payable, related party -
      current portion                                    100,000           100,000
     Accounts payable                                    350,738           479,384
     Customer advances and deposits                        2,834             2,834
     Curr. portion of pre-petition debt:
      Adjudication award payable                          52,525            41,951
      Accrued pension liability                          152,157           279,079
      Other payables                                      35,037            29,997
     Income taxes payable                                 34,000                --
     Other accrued expenses                              252,643           190,262
                                                    ------------      ------------
     Total current liabilities                         1,489,934         1,343,507
                                                    ------------      ------------
LONG-TERM DEBT:
     Long-term debt, less current
      maturities                                       2,886,322         3,042,193
     Accrued pension liability                           233,117           366,209
                                                    ------------      ------------
         Commitments and Contingencies                        --                --
                                                    ------------      ------------
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS):
     Common stock, par value $.25 per
      share; authorized 10,000,000
      shares, issued and outstanding
      1,671,221 shares                                   417,805           417,805
     Additional paid-in capital                          280,985           280,985
     Stock options exercisable                             6,750                --
     Retained earnings (accumulated deficit)             253,326          (412,111)
     Stock subscriptions receivable                      (14,063)          (14,063)
     Pension liability adjustment                       (383,863)         (383,863)
                                                    ------------      ------------
     Total stockholders' equity
          (deficiency in assets)                         560,940          (111,247)
                                                    ------------      ------------
Total liabilities and stockholders'
          equity (deficiency in assets)             $  5,170,313      $  4,640,662
                                                    ============      ============


   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                    Three Months Ended                  Nine Months Ended
                                          March 31,                          March 31,
                              --------------------------------    --------------------------------
                                    1998              1997              1998             1997
                              --------------    --------------    --------------    --------------
Net sales                     $    1,500,737    $    1,066,760    $    4,287,501    $    2,974,772

Cost of sales                      1,024,501           781,963         2,962,632         2,202,031
                              --------------    --------------    --------------    --------------
   Gross profit                      476,236           284,797         1,324,869           772,741

Selling, adminis-
 trative and other
 operating expenses                  145,464           245,857           437,388           583,062
                              --------------    --------------    --------------    --------------
  Operating income                   330,772            38,940           887,481           189,679

Other income (exp.):
 CRA debt forgiveness                     --            45,565                --           132,735
 Vendor debt forgiveness                  --            40,296                --            40,296
 Rental income, net                   45,589            11,586           136,908            11,586
 Interest and non-
  operating expenses,
  net                                (46,562)          (53,585)         (188,952)         (153,848)
 Insurance proceeds                       --            14,095                --            14,095
                              --------------    --------------    --------------    --------------
    Income before
     income taxes                    329,799            96,897           835,437           234,543

Provision for
 income taxes                         68,100            39,100           170,000            94,300
                              --------------    --------------    --------------    --------------
    Net income                $      261,699    $       57,797    $      665,437    $      140,243
                              ==============    ==============    ==============    ==============
Net income
 per share - basic            $          .16    $          .03    $          .40    $          .08
                              ==============    ==============    ==============    ==============
Average weighted
 number of shares
 outstanding - basic               1,671,221         1,671,221         1,671,221         1,671,221
                              ==============    ==============    ==============    ==============
Net income
 per share - diluted          $          .16    $          .03    $          .40    $          .08
                              ==============    ==============    ==============    ==============
Average weighted
 number of shares
 outstanding - diluted             1,673,986         1,672,571         1,672,021         1,672,571
                              ==============    ==============    ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                         Nine Months Ended   Nine Months Ended
                                              March 31,          March 31,
                                                1998               1997
                                           --------------     --------------
Cash flows from operating activities:
   Net income                              $      665,437     $      140,243
                                           --------------     --------------
Adjustments to reconcile net income
  to net cash used in
  operating activities:
   Non-cash items included
    in net income:
       Depreciation and
        amortization                              112,909             85,918
       Deferred income taxes                      135,200             93,500
   Changes in:
       Receivables                                 38,665            235,142
       Inventories                               (248,057)          (103,095)
       Prepaid expenses and deposits              (15,494)           (31,374)
       Other assets                                (2,184)           (54,633)
       Accounts payable and
        accrued expenses                          (50,651)           166,407
       Customer advances and deposits                  --             25,485
       Income taxes                                34,000                 --
       Accrued pension liability                 (260,014)           (39,702)
                                           --------------     --------------
         Total adjustments                       (255,626)           377,648

Net cash provided by
  operating activities                            409,811            517,891
                                           --------------     --------------


   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Nine Months Ended  Nine Months Ended
                                                           March 31,         March 31,
                                                             1998              1997
                                                        --------------    --------------
Cash flows from investing activities:
  Capital expenditures                                  $     (298,895)   $   (1,265,337)
                                                        --------------    --------------
Net cash used in
  investing activities                                        (298,895)       (1,265,337)
                                                        --------------    --------------
Cash flows from financing activities:
  Proceeds from long-term borrowings                           320,625         1,083,239
  Proceeds from notes payable,
   related parties                                                  --           122,000
  Mortgage debt reduction                                      (90,000)          (90,000)
  Other payments of long-term debt                             (96,496)           (2,345)
  Payments on notes payable,
   related parties                                                  --          (102,222)
  Stock options issued                                           6,750                --
                                                        --------------    --------------
Net cash provided by
  financing activities                                         140,879         1,010,672
                                                        --------------    --------------
Net increase in
  cash and cash equivalents                                    251,795           263,226

Cash and cash equivalents
  at beginning of period                                       185,144            99,114
                                                        --------------    --------------
Cash and cash equivalents
  at end of period                                      $      436,939    $      362,340
                                                        ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                                       $          800    $          800
                                                        ==============    ==============
Interest paid                                           $      196,805    $      156,725
                                                        ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1998


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


2.      INVENTORIES

        Inventories are valued at the lower of cost (FIFO) or market. The inventories at March 31, 1998 and June 30, 1997 consisted of the following:


                                    March 31,          June 30,
                                      1998               1997
                                   -----------       -----------
Raw materials                      $    92,278       $    93,843

Work in process                        841,552           523,711

Finished goods and components          729,029           752,248
                                   -----------       -----------
                                     1,662,859         1,369,802
Less reserve for obsolescence         (225,000)         (180,000)
                                   -----------       -----------
Total                              $ 1,437,859       $ 1,189,802
                                   ===========       ===========

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1998


3.      DEFERRED CHARGES

        Costs associated with the lease of space at the Company's facility in Chatsworth (see Note 8 below) in the amount of $78,647 and loan fees of $10,000 pertaining to additional financing obtained in March 1997, plus an additional $2,184 in loan fees paid in March 1998 are being amortized over periods ranging from approximately two to five years. Accumulated amortization of these costs at March 31, 1998 and June 30, 1997 amounted to $24,196 and $7,495, respectively.

4.      LONG-TERM DEBT

        At March 31, 1998 and June 30, 1997, the Company's long-term debt consisted of the following:


                                                                                 March 31,      June 30,
                                                                                   1998           1997
                                                                                ----------      ----------
Note payable to bank, secured by deed of trust on land and building, principal payable in monthly installments of $10,000 through June 2000, with interest payable at a reference rate plus 2.25% (10.75% at both
  March 31, 1998 and June 30, 1997, respectively). A balloon payment
  is due in June 2000                                                           $1,612,528      $1,702,528

Note payable to Community Redevelopment Agency ("CRA"), non-interest bearing construction loan, secured by second deed of trust on land and building, no principal payments required through August 2001, with level monthly principal payments of $4,604 applicable over 20 years
  through August 2021                                                            1,105,000       1,105,000

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1998


4.      LONG-TERM DEBT (Continued)


                                                                                  March 31,      June 30,
                                                                                   1998            1997
                                                                                 ----------      ----------
 Notes payable to lessee, secured by assignment of rents, principal payable in monthly installments of $7,663 through March 2002, with interest payable at annual rates ranging from 7.0% to 10.0% (blended rate 9.0% at
   March 31, 1998)                                                                  367,829         185,635

 Note payable to financial institution, secured by machinery and equipment, principal payable in monthly installments of $5,667 along with interest at a reference rate plus 2.75% (11.25% at both March 31, 1998 and June
   30, 1997, respectively) through March 1999, with a balloon payment for the balance also due in March 1999. A 7.5% prepayment penalty applies on the outstanding balance if this loan is refinanced
   and paid-off early                                                               285,500         237,500

 Note payable to finance company, secured by telephone equipment, payable in monthly installments of $656 including interest at an annual rate of
   approximately 17.3%. Matures in October 1999                                       9,735          14,453

 Note payable to vendor, secured by office equipment, payable in monthly installments of $395 including interest at an annual rate of 12.4%
   Matures in December 2001                                                          15,730          17,077
                                                                                 ----------      ----------
                                                                                  3,396,322       3,262,193
Less current maturities                                                             510,000         220,000
                                                                                 ----------      ----------
 Total                                                                           $2,886,322      $3,042,193
                                                                                 ==========      ==========

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1998

5.      NOTES PAYABLE, RELATED PARTIES

        (a) In January 1995, the Company received a $152,000 loan from the estate of its former president and chief executive officer, secured by specific machinery and equipment. The loan was being repaid in equal monthly principal installments of $4,222 (plus interest at 10%) over a three year period. A loan fee of $2,000 was charged to consummate the transaction. In March 1997, the Company obtained other financing and paid off the remaining principal balance of $42,222. Interest expense on this note during the nine months ended March 31, 1997 (including remaining loan fee amortization) was $5,314.

        (b) In August 1996 the Company's vice president loaned the Company $100,000 at an annual interest rate of 13%, secured by the Company's accounts receivable. The loan maturity date has been extended through December 1998, with interest payable monthly. Interest expense on this loan during the nine months ended March 31, 1998 and 1997 amounted to $9,757 and $7,835, respectively.

        (c) In September 1996 a director advanced the Company $22,000 for a fee of $200. The Company subsequently repaid the money in October 1996.

6.      STOCK OPTION PLAN

        The Company's Board of Directors adopted the Networks Electronic Corp. 1996 Stock Incentive Plan (the "1996 Plan"), providing for the grant of up to 100,000 shares of the Company's common stock to directors, officers, employees, and consultants of the Company. The 1996 Plan was submitted and approved by the shareholders of the Company at the annual meeting of shareholders held on December 13, 1996. Subject to receipt of a permit from state securities regulators, 9,000 options have been issued to employees at the Company under the 1996 Plan. These options were issued at market on November 21, 1997, and have been valued at approximately $6,750 under the Black-Scholes pricing model.

7.      INCOME TAXES

        During the nine months ended March 31, 1998, the Company reduced its income tax provision by approximately $170,000, corresponding to a reduction in valuation allowance applied against the Company's net deferred tax benefit. This reduction reflects the increased likelihood of the Company utilizing its net operating loss carryforwards and tax credits.

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1998


8.      LEASE AGREEMENT

        In March 1997, the Company leased out approximately 35,000 square feet of its Chatsworth facility. The lease agreement calls for monthly base rent to be $17,850, with approximately 2 1/2 months free and a cost of living increase every 18 months over the initial 62 month lease period. The tenant also reimburses the Company for pro-rata utilities, property taxes, and insurance. The lessee has an option to extend the original lease term for an additional 60 months. Net rental income for the nine months ended March 31, 1998 and 1997 was $136,908 and $11,586, respectively.

        Additionally, the tenant reimbursed the Company for $23,175 in costs incurred in connection with negotiating the lease arrangement, contributed $100,000 toward the Company's cost of constructing improvements to its Chatsworth property, and loaned the Company $288,000 at an annual interest rate of 10% to fund additional improvements. In December 1997, the tenant loaned the Company another $130,000 at an annual interest rate of 7% to fund roof repairs. At March 31, 1998 and June 30, 1997, the outstanding aggregate balance on the loans was $367,829 and $185,635, respectively. The loans are being amortized monthly over 5 years (with level principal payments currently totaling $7,663), with the monthly loan payment netted against the lessee's rent.


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

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1998


10.     SUBSEQUENT EVENT

        Subsequent to March 31, 1998, the Company was notified by one of its customers that shipments manufactured with non-conforming material totaling approximately $244,000 were found to be incompatible with the customer's system, even though these parts successfully passed acceptance testing on the customer approved testing equipment. It is uncertain at this time if any of these parts will be returned. If the parts are accepted, the Company could be billed for costs incurred by the customer to make them functional in their designated application. The financial statements reflect an allowance against sales of approximately $54,000. This amount represents the gross profit on the shipments. The Company is working with the customer on a correction to ensure the parts will function as required, and also has completed customer requested modifications to the item and the testing environment to ensure future deliveries will be compatible with the customer's system.

                            NETWORKS ELECTRONIC CORP.
Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Company net sales for the nine months ended March 31, 1998 increased 44% to $4,288,000 from $2,975,000 for the comparable period of the prior year. Both Divisions participated equally in the percentage increase, with Bearing Division sales comprising approximately 53% of the current year's sales mix. For the latest quarterly period, net sales were approximately $1,501,000, up about 41% from the quarter ended March 31, 1997. The Company believes that based on existing backlogs and increased capacity this higher level of sales activity as compared to the same period for the prior year is likely to be sustained throughout the remainder of the current fiscal year.

The increase in sales volume now being achieved is reflected in the overall backlog of orders at May 1, 1998, which at approximately $4,700,000, is up approximately $1,800,000 from year ago levels and $2,800,000 from two years ago.

Gross profits during the nine months ended March 31, 1998 improved to 30.9% from 26.0% during the nine months ended March 31, 1997. Margins in the Ordnance Division increased significantly as a result of efficiencies in production, while Bearings margins, under pressure from cost increases incurred as a result of capacity limitations caused by increased demand, were down when compared to the same period a year before. Bearings margins have recently improved as production schedules have been optimized and production capacity significantly enhanced. During the quarter ended March 31, 1998 overall gross margins were approximately 31.7% as opposed to 26.7% during the year-ago quarter.

Selling, administrative and other costs declined by 25% (approximately $146,000) compared to the nine month period ended March 31, 1997, due mostly to a decrease in legal and professional fees and an increased allocation of resources to the manufacturing process. The March 1998 quarter also benefited from a non-recurring reduction in vendor payables, contributing to a year-to-year quarterly decline of 41% in selling, administrative and other costs. However, the possibility of continued sales growth in the coming quarters, along with the Company's ongoing wage normalization policy, could serve to push general & administrative expenses higher in the months ahead.

Operating income during the nine months ended March 31, 1998 exceeded $887,000, an increase of $698,000 from the prior year. The current figure represents a return on revenue of approximately 21% as compared to approximately 6% for the nine month period ended March 31, 1997. For the latest quarter, the return on revenue was approximately 22% versus approximately 4% for the quarter ended March 31, 1997. This positive trend, complemented by the growth in new orders, provides further evidence

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

                        Results of Operations (Continued)

that the Company has exited its stabilization phase and has entered its growth phase, in keeping with Management's long-range reorganization plan.

Other income derived from the lease of a portion of the Chatsworth building amounted to $137,000 during the nine months ended March 31, 1998 (as compared to $12,000 during the start-up month of March 1997), and based on continued performance by the tenant of its obligations under the lease, it is expected to approximate $180,000 annually through at least March 2002. $133,000 in non-recurring income from debt forgiveness during the nine months ended March 31, 1997 arose from the Community Redevelopment Agency's commitment to fund earthquake repairs.

Interest expense was significantly higher (about 28%) for the nine month period ended March 31, 1998 as compared to the prior year, reflecting additional borrowing required to cover increased raw material purchases, outside production and facility improvements. However, the increase was only about 11% when comparing the quarterly period ended March 31, 1998 to the quarterly period ended March 31, 1997. Average aggregate borrowing (including an increase in non-interest bearing funding from the Community Redevelopment Agency of approximately $500,000 to a total of $1,105,000) was up by approximately $860,000 (33%) during the nine months ended March 31, 1998 as compared to the prior year. Despite the increase in debt, the effective annual interest rate actually declined from 8.1% to 7.8%. Management is attempting to obtain improved financing, through refinancing the building loans or obtaining a working capital line of credit.

Liquidity and Capital Resources

The Company's working capital at March 31, 1998 was $1,190,000 compared to $880,000 at June 30, 1997. The $310,000 improvement in working capital was largely the result of pre-tax income earned (excluding depreciation and amortization) in the nine month period ended March 31, 1998 of approximately $950,000, net of capital expenditures of approximately $300,000 and the reclassification of an additional $370,000 in debt and pension liabilities from long-term to current. The Company made a payment of approximately $260,000 on its pension plan obligation in March 1998 from cash on hand. Although this disbursement impacted liquidity, Management expects the cash generated from the rental for a full year and increased gross profit from higher sales to be sufficient to meet its obligations and short to mid-term capital requirements. Longer term, the company may require additional capital to support future growth. There can be no assurance that this financing will be available at terms acceptable to the company. As the Company expects its federal net operating loss carryforward to be fully utilized during the current fiscal year, a federal income tax liability of $100,000 could become due and payable for the tax year ended June 30, 1998.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Factors That May Affect Future Results and Financial Condition

The Company continues to work on refinancing the building and replacing the existing term loan with Wells Fargo. Management expects that transaction to yield sufficient funds to meet the Company's working capital needs for the medium term.

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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Factors That May Affect Future Results and Financial Condition
(Continued)

Competition

Certain of the Company's existing and potential competitors have substantially greater financial, marketing and other resources than the Company. These competitors have also been able to market their products successfully to the Company's existing and potential customers in the defense and aerospace industries. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. The Company has determined to follow a strategy of continuing product development to the extent permitted by the financial resources of the Company to protect its competitive position to the extent practicable. Although in recent years the Company has shown increases in revenue, there can be no assurance that the Company will be able to maintain its position in the field or continue to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its profitability or financial performance.

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

Dependence on Key Customers

During the nine month period ended March 31, 1998, sales to Textron Systems constituted approximately 16% and sales to Eagle Picher Industries approximately 15% of the Company's sales. Sales to the Department of Defense accounted for approximately 11% and 17% of Company sales for the nine month periods ended March 31, 1998 and March 31, 1997, respectively. A significant decline in sales of any of these key customers could adversely affect the Company. Additionally, export sales (denominated in U.S. dollars) accounted for approximately 10% of sales revenue by the Company for the nine months ended March 31, 1998.

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

Product Liability and Risk Management

As a manufacturer of ordnance products and specialized bearings for the defense and aerospace industries, the Company is subject to the risk of claims arising from injuries to persons or property. The Company maintains both general liability insurance and limited product liability insurance. Although the Company has instituted quality control procedures that it believes produce products of the highest quality, the Company may become subject to future proceedings alleging defects in its products.

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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Factors That May Affect Future Results and Financial Condition
(Continued)

Control of Company

The Mihai D. Patrichi Trust (the "Trust") presently owns of record approximately 47.3% of the Company's outstanding voting stock. Accordingly, the Trust is as a practical matter, able to control the election of a majority of the directors, and, therefore, the business and affairs of the Company and to approve or disapprove any corporate action submitted to a vote of the Company's shareholders, in each case, regardless of how other shareholders of the Company may vote. The provisions of the Trust provide that the trustees act in a prudent manner to dispose of the Trust's interest in the Company. In the matter of In
Re: Mihai D. Patrichi Trust (Case No. BP03796), now pending in the Superior Court of California for the county of Los Angeles, Michael Patrichi, one of the beneficiaries of the Trust, is attempting to remove and replace the co-trustees of the Trust, Ileana Wachtel and Rodica Patrichi. Sale by the Trust of its interest in the Company would effect a change in the control of the Company. Sales of substantial amounts of Common Stock in the public market under Rule 144 or otherwise, or even the potential for such sales, could adversely affect the prevailing market prices for the Common Stock and could impair the ability to raise capital through the sale of its equity securities.

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


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 1998.

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




Date: May 12, 1998
     -----------------------