Form 10-K405
period 1998-06-30
NETWORKS ELECTRONIC CORP
filed 1998-10-13
CIK 71106

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 0-1817

                           NETWORKS ELECTRONIC CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     95-1770469
(STATE OR OTHER JURISDICTION OF INCORPORATION
               OR ORGANIZATION)                   (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

             9750 DE SOTO AVENUE
            CHATSWORTH, CALIFORNIA                                 91311
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the shares of common stock (based on the closing sales price of these shares on September 25, 1998) held by nonaffiliates of the registrant was $2,292,192.

     The number of shares outstanding of the registrant's common stock, $.25 par value, was 1,672,221 at September 25, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

PRINCIPAL BUSINESS

     The Principal business of Networks Electronic Corp., hereinafter called the "Company" or "Networks," is the design, fabrication, assembly and sale of high technology components for aerospace and US Government defense prime contractors. The Company was incorporated in the State of California in October 1953. The Company operates two divisions:

  1. US Bearing Division

     The US Bearing Division designs, engineers and fabricates spherical, self-aligned, self-lubricating and specialized bearings used primarily in the aerospace and defense industries. In many cases these high precision bearings (including rod-ends, journals, bushings and connecting links) are designed and fabricated under demanding quality standards in order to support extreme load and temperature criteria. These parts are used in numerous applications in both aircraft as well as space applications, including space shuttles and the Space Station. Examples of usage are in door and window structures, landing gear, wings, engines and turbo-thrust support. The Company utilizes its engineering capability to support its marketing efforts by maintaining an ongoing rapport with engineers at numerous Original Equipment Manufacturers ("OEMs"). This cooperative engineering relationship provides the US Bearing Division the opportunity to win approvals to manufacture many new items.

     The Division competes primarily in an arena where the items are non-catalog items, termed "specials." In this arena, it is necessary to be pre-approved to manufacture the parts by having the Company's name listed as an approved manufacturer on the OEM drawing. The US Bearing Division holds thousands of such approvals, and is in constant communication with many OEMs on cooperative engineering projects. Once approvals are obtained the Division is able to sell its product both in the production and after market cycles. The Division sells its products through agents, manufacturers' representatives, distributors and its own in-house sales effort.

  2. Ordnance Technology Division

     The Ordnance Technology Division designs, engineers and fabricates high precision miniature pyrotechnic devices. These devices are mostly sold to prime defense contractors for munitions applications. These highly specialized electro-mechanical devices, such as squib switches, piston actuators, cord and wire cutters, initiator-igniters, and thermal relay switches are all single use items and are used in numerous custom applications to cut cords and wires, initiate subsequent charges, pull pins, ignite fuel cells, and change the state of switch contacts for power bus transfers. As in the US Bearing Division the marketing of the Division's products is supported by ongoing cooperative engineering relationships. These efforts have resulted in the creation of many new approvals over the years. Currently in excess of 30% of the Ordnance Division backlog of unfilled orders are from approvals received in the past 24 months. The Division sells its products through agents, distributors and its own in-house sales effort.

PRODUCT DEPENDENCY

     For fiscal year 1998, Ordnance Division igniters represented approximately 15% of the total revenue for the year, and spherical bearings represented approximately 29% of the Company's total revenue. For fiscal year 1997, Ordnance Division igniters represented approximately 20%, switches and relays represented approximately 15% of the Company's revenue while spherical bearings represented 30% of the Company's total revenue. For fiscal year 1996 the Ordnance Division switches and relays represented approximately 20% of the Company's revenue and spherical bearings represented approximately 38% of the Company's revenue.

     The Company uses a self-lubricating teflon based liner system on many of its bearings. Specifications for this liner system are governed by the military standard MIL-B-81820. It is necessary for the Company to requalify this system once every five years. The Company is currently undergoing the necessary testing to achieve this certification and has no reason to believe that it will not do so. However, failure to achieve this certification could adversely affect the Company's business.

     Many of the Company's parts including various bearings, igniters, and actuators are sold as sub-components of larger systems. The Company is not always able to track the actual placement of these items and therefore may be affected by cancellations of any programs that use these parts as sub-components.

CUSTOMER DEPENDENCY

     The Company's Bearing Division manufactures specialized bearings for sale to the defense and aerospace industries either directly to the US Government or to Government prime contractors, such as: The Boeing Company and Lockheed Martin Corporation. Only the Department of Defense (27%) and National Precision Bearing (11%) contributed 10% or more of the Bearing Division's revenues during the fiscal year ended June 30, 1998. The Company's Ordnance Division manufactures electro-pyrotechnic devices for the defense and aerospace industries. Its products are sold to a few prime contractors such as: Eagle Picher and Textron Systems. These customers accounted for 35% and 34%, respectively, of the Ordnance Division's revenues for the fiscal year ended June 30, 1998. No other customer accounted for 10% or more of the Ordnance Division's revenues. Most of the items sold to Textron Systems are for a significant smart missile program. The Company has in place a long-term supplier agreement through 2003 whereby the Company may supply parts to Textron Systems for this and similar programs. While the Company has no reason to believe it will lose any of its key customers, or that any key programs might be cancelled, the loss of business of any key customer, or program cancellation could adversely affect the Company's overall business.

     The Company does a significant amount of business with government agencies and prime contractors of the Government. In many of these contracts the customers have the ability to terminate these contracts at their convenience. Even though these contracts may be terminated under this provision, the customers are generally liable for all incurred expenses plus a pro-rata profit on the contracts.

BACKLOG

     At June 30, 1998, the Company's backlog was approximately $5,100,000, compared with $3,900,000 at June 30, 1997. It is expected that substantially all of these orders will be fulfilled by June 30, 1999.

RAW MATERIALS

     The principal raw materials used by the Company are readily available from many sources; however, the Company is dependent upon the ability of its suppliers to meet raw material specification requirements, quality standards, and delivery schedules in order to fulfill the Company's commitments to its customers. To date, the Company has not experienced any shortages of raw materials nor has it stockpiled a significant amount of raw materials in anticipation of shortages. The Company is dependent on a single vendor, Sargent Controls, for the adhesive used in the liner system on some of the bearings it manufactures. This item is readily available and the Company has never experienced difficulty in obtaining it.

PATENTS

     While the Company has historically carried numerous patents, it is not dependent on these for its current business. Rather, it depends primarily upon technical know-how, product technology, customer service and product approvals to protect its position.

COMPETITION

     The Company encounters varied degrees of competition depending upon the division involved. While some of the Company's competitors are of similar size and capacity, most of the Company's competitors are divisions or segments of large diversified companies with financial resources greater than those of the Company.

     The Bearing Division sells its product lines in competitive markets on the basis of a combination of price, delivery, and product quality, while products in the Ordnance Division are sold on a less competitive basis due to the highly specialized and technical nature of its product lines.

     The Company's two Divisions sell a number of products for which they are the sole source.

     Additionally, the Company has vertical capabilities including, engineering support, a full machine shop, a plating facility, furnaces for glass-to-metal sealing, powder-mixing capabilities and testing equipment, which the Company believes serve to distinguish the Company from many of its competitors. These capabilities allow the Company to rapidly complete Research and Development on new items as well as offer extremely competitive lead times.

     The Company is currently engaged in an implementation of the ISO 9001 quality standard and expects that this Certification, if and when achieved, will enhance its competitive standing in its markets.

RESEARCH AND DEVELOPMENT

     During the last three fiscal years, the Company has engaged in limited Company-sponsored research and development activities. The estimated amount spent during the years ended June 30, 1998, 1997, and 1996 on such activities was approximately $51,000, $6,000, and $97,000, respectively. A significant portion of the 1998 and 1996 expenditures related to the qualification process for new Ordnance devices.

ENVIRONMENTAL CONTINGENT LIABILITIES

     In its normal course of business the Company uses materials which require specialized handling and disposal and subject the Company to higher levels of environmental scrutiny. The Company believes it is in compliance with all material applicable regulations.

     Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had no adverse effect on capital expenditures, earnings or the competitive position of the Company since the previous year.

EMPLOYEES

     At June 30, 1998, the Company had approximately 71 employees, as compared with 60 at June 30, 1997. The Bearings Division has 36 employees, the Ordnance Division, 26, with the remaining employees filling general sales and administration positions.

                    CORPORATE SUMMARY OF RESULTS BY DIVISION
                                 (IN THOUSANDS)

                                                 1998      1997      1996      1995      1994
                                                ------    ------    ------    ------    ------
Bearing Division:
  Sales*......................................  $3,338    $2,087    $2,383    $1,895    $1,530
  Pretax income (loss)**......................     474        51       212     1,117      (398)
  Identifiable assets.........................   3,434     2,892     1,984     2,133     1,759
Ordnance Division:
  Sales*......................................   2,662     1,923     1,550     1,112     1,253
  Pretax income (loss)**......................   1,068       457        47       633      (146)
  Identifiable assets.........................   2,247     1,749     1,298     1,042       844
Capital expenditures of each segment:
  Bearings....................................     216       856       181        28         2
  Ordnance....................................     110       442       138        17         3

---------------
 * No intersegment sales.
** Does not include interest expense in any of the five years presented.

BANKRUPTCY STATUS

     In July 1993, the Company filed a voluntary petition for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, and subsequently operated its business as a debtor-in possession, subject to the supervision of the Bankruptcy Court. The order confirming the Company's plan for reorganization was entered on November 9, 1994, contemplating full repayment of all pre-petition liabilities over a twelve-year period. In June 1997, the Court ordered that the chapter 11 case be closed; however, the Company will not be discharged until complete performance of its reorganization plan has been achieved.

ITEM 2. PROPERTIES

     The Company's administrative, engineering and manufacturing activities are all carried on from an 85,000 square foot building located on 7.25 acres of land in a light industrial area of Chatsworth, California, of which approximately 35,000 square feet have been leased to a tenant. See Note 16 of the notes to the financial statements.

ITEM 3. LEGAL PROCEEDINGS

     See Note 15 of the notes to the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The following table shows the range of transaction prices for trades of the common stock in the over-the-counter market for the fiscal quarters indicated, as reported by the OTC electronic bulletin board.

                            YEAR                              HIGH          LOW
                            ----                              ----          ---
1997
  1st Quarter...............................................   1 3/8           7/8
  2nd Quarter...............................................   1               3/8
  3rd Quarter...............................................     7/8           3/8
  4th Quarter...............................................   1 5/16          5/8
1998
  1st Quarter...............................................     11/16         5/8
  2nd Quarter...............................................   1 5/16        1
  3rd Quarter...............................................   2 9/16        1 1/8
  4th Quarter...............................................   3 7/8         2 1/16

     Networks Electronic Corp. stock was formerly listed on NASDAQ, the over-the-counter market, as NWRK. As of May 7, 1993, the stock has been quoted on the OTC electronic bulletin board.

                                                        APPROXIMATE NUMBER OF RECORD HOLDERS
                    TITLE OF CLASS                           (AS OF SEPTEMBER 25, 1998)
                    --------------                      ------------------------------------
Common stock, $.25 par value..........................                  920*

---------------
* Included in the number of stockholders of record are shares held in "nominee" or "street" name.

DIVIDENDS

     The Company has never paid cash dividends on its common stock. No common stock dividends have been declared during the last five years. Payment of future dividends will be within the discretion of the

Company's Board of Directors and will depend, among other factors, on retained earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6. SELECTED FINANCIAL DATA

                          FIVE-YEAR FINANCIAL HISTORY
                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                            YEARS ENDED JUNE 30,
                                               -----------------------------------------------
                                                1998      1997      1996      1995      1994
                                               ------    ------    ------    ------    -------
Operations
  Net sales..................................  $6,000    $4,010    $3,933    $3,007    $ 2,783
                                               ------    ------    ------    ------    -------
  Net income (loss)..........................     980       162        31     1,767       (800)
                                               ------    ------    ------    ------    -------
  Net income (loss) per common share.........     .59       .10       .02      1.11       (.50)
                                               ------    ------    ------    ------    -------
Financial position
  Working capital (deficiency)...............   1,467       882       835     1,128     (1,004)
                                               ------    ------    ------    ------    -------
Stockholders' equity (deficiency in
  assets)....................................     945      (111)     (242)      (32)    (1,877)
                                               ------    ------    ------    ------    -------
  Total assets...............................   5,681     4,641     3,282     3,175      2,603
                                               ------    ------    ------    ------    -------
  Long-term debt.............................   3,009     3,408     2,367     2,327      1,966
                                               ------    ------    ------    ------    -------

     No cash dividends have been paid or accrued during the past five years. Reference is made to the financial statements and notes thereto included elsewhere herein.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Currently pending in the Superior Court of California for the county of Los Angeles is the probate matter of In Re: Mihai D. Patrichi Trust (Case No. BP03796). The court has tentatively ruled that the trustees of the Mihai D. Patrichi Trust (the "Trust") must dispose of the Trust's shares in the Company. The Trust presently owns of record approximately 47.3% of the Company's outstanding voting stock. Accordingly, the Trust is, as a practical matter, able to control the election of a majority of the directors, and, therefore, the business and affairs of the Company, and approve or disapprove any corporate action submitted to a vote of the Company's shareholders, in each case, regardless of how other shareholders of the Company may vote. Sale by the Trust of its interest in the Company would effect a change in the control of the Company.

     As a result of the improved performance of the Company over the last three years, management believes that the Company is favorably positioned to investigate investment opportunities and evaluate strategic alternatives that may enhance shareholder value while mitigating the possible effects of the sale of the Trust's interest in Networks.

     The Board of Directors has established a special committee (the "Special Committee") to examine these issues and to make recommendations to the Board of Directors as to what actions the Company should take. The Special Committee is in the process of retaining the services of an investment-banking firm to determine the course of conduct to be adopted by the Company and to investigate methods of enhancing shareholder value.

     The Company believes that there is a significant possibility that the Special Committee may make a recommendation to the Board of Directors to pursue a transaction that may result in a change of control, and that absent any action by the Board of Directors, a change of control would likely occur in connection with a sale by the Trust of its interest in the Company.

     1998 AND 1997

RESULTS OF OPERATIONS

     Company net sales for the year ended June 30, 1998 increased approximately 50% to $6,000,000 from $4,010,000 for the prior year. The Bearing Division's net sales, comprising approximately 56% of the current year's sales mix, increased by 60% and the Ordnance Division's net sales increased by 38%. For the quarter ended June 30, 1998, net sales increased by 65% to $1,713,000 from $1,034,000 for the comparable period of the previous year.

     The Company believes that with the current backlog of unfilled orders in excess of $5,000,000 and with the increased capacity resulting from the new machine shop, along with improved vendor relations, this higher level of sales activity can be sustained through the current fiscal year. This is evidenced by the strong performance, relative to prior periods, for the recently completed first quarter of fiscal year 1999. At June 30, 1998 the backlog of unfilled orders was approximately $5,100,000. In contrast, the backlog at June 30, 1997 was $3,900,000.

     Gross profits improved to 31.7% from 25.7% in the prior year, due to both increased sales volume and numerous efficiencies brought about through organizational improvements. The Bearing Division margins increased by approximately 5 percentage points from the year ended June 30, 1997, while the Ordnance Division margins increased by approximately 9 percentage points from the year ended June 30, 1997.

     Selling, general, and administrative expenses declined by approximately 28% ($218,000), due mostly to a decrease in legal and professional fees and an increased allocation of resources to the manufacturing process. The possibility of continued sales growth in the coming quarters, general wage increases and the expenses associated with the retention of an investment banking firm will serve to push general and administrative expenses higher during the year ending June 30, 1999.

     Operating income continued to improve for the fourth straight year, reaching $1,326,000, an increase of over $1,000,000 from the year ended June 30, 1997.

     Non-operating income declined by about $57,000, as an increase in net rental income of $125,000 resulting from a full year's tenant lease activity did not fully offset the prior year's non-recurring gain of $162,000 from debt forgiveness granted by the Community Redevelopment Agency upon completion of earthquake repairs and additional chapter 11 vendor debt forgiveness of $20,000.

     Interest expense was higher by $39,000 from the prior year, as average aggregate borrowings increased by about $717,000; although the effective annual interest rate declined to 7.7% from 8.2%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at June 30, 1998 was $1,470,000 compared to $880,000 at June 30, 1997, an increase of approximately $590,000. The improvement in working capital was primarily the result of net income earned in the year of $980,000, plus non-cash expenses of $155,000 and the reclassification of $80,000 in balance sheet items as current assets, partially offset by $150,000 in additional pension plan obligations and $490,000 of long-term debt reclassified as short-term.

     The Company is currently in the process of refinancing its mortgage note at a favorable interest rate (i.e., a savings of more than 300 basis points). The new note will be amortized over 15 years and will allow the Company to forego a balloon payment of approximately $1,340,000 scheduled in June 2000. Additionally, the Company is establishing a revolving line-of-credit in the neighborhood of $1,000,000 - $1,250,000. The line will supplement cash reserves and provide the Company with some financial flexibility in meeting certain mid-term obligations, namely, pension plan funding, and the maturity of other debt. In this regard, the Company is also pursuing other short-term funding.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the following factors:

HISTORY OF LOSSES; VARIABILITY OF OPERATING RESULTS

     The Company emerged from bankruptcy protection in November 1994. Despite historical losses, the Company experienced its first operating profit in four years during the year ended June 30, 1995, in the amount of approximately $47,000, and has recorded operating profits during the years ended June 30, 1996, 1997, and 1998 in the amounts of approximately $175,000, $235,000, and $1,326,000, respectively. There can be no assurance that the Company will be profitable in the future or that future revenues and operating results will not also vary substantially. Management has expended and continues to expend substantial time and resources in attempting to resolve problems arising from the Company's past financial condition and to restore confidence in the Company. Although the research and development expenditures of the Company have increased, its financial condition limits its ability to engage in large scale research and development.

     Future profits, if any, will depend upon various factors, including, but not limited to, management's ability to restore confidence in the Company, continued market acceptance of the Company's current products, the Company's ability to successfully manufacture its products, the ability of the Company to develop distribution and marketing channels, develop and introduce new products or to create new markets for its existing products as well as the successful implementation of its planned marketing strategies. If the Company is not able to achieve its operating and business objectives, the Company may find it necessary to reduce its expenditures for sales, marketing, and research and development, or undertake other such actions as may be appropriate, and may be otherwise unable to achieve its goals or continue its operations.

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

TECHNOLOGICAL CHANGE

     Advances in technology characterize the markets for specialized bearings and ordnance products. Accordingly, the Company's ability to compete in those markets may depend in large part on its success in enhancing its existing products and in developing new products. There can be no assurance that the Company will succeed in such efforts or that any of its products will not be rendered obsolete or uneconomical by technological advances made by others.

DEPENDENCE ON KEY CUSTOMERS

     During fiscal years 1998, 1997 and 1996, sales to the Department of Defense by the Company constituted 15%, 14% and 20%, respectively, of the Company's sales. Sales to Eagle-Picher Industries accounted for approximately 16% and 11% of sales in 1998 and 1997, respectively. Sales to Textron Systems accounted for approximately 15% of sales in 1998. Sales to Hughes Missile Systems accounted for approximately 13% of sales in 1996. A significant decline in sales to any of these key customers could adversely affect the Company.

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

NO EARTHQUAKE INSURANCE

     The Company's principal executive offices are located in a facility owned by the Company in Chatsworth, California -- an area that sustained damage from the 1994 Northridge, California earthquake. The Company does not currently carry insurance against earthquake-related risks. The Company suffered approximately $1.2 million in damages, costs and renovations to its facility resulting from that earthquake, and recovered only approximately $384,000 from insurers as a result of insured flood damage caused by the earthquake.

KEY PERSONNEL

     The Company's success is highly dependent on the efforts and abilities of its Chairman, David Wachtel, and key members of staff. The loss of services of Mr. Wachtel or any of these key members could have a material adverse effect on the Company. The Company does not maintain key man life insurance on Mr. Wachtel or any other employee.

CONTROL OF COMPANY

     The Mihai D. Patrichi Trust presently owns of record approximately 47.3% of the Company's outstanding voting stock. Accordingly, the Trust is, as a practical matter, able to control the election of a majority of the directors, and, therefore, the business and affairs of the Company, and approve or disapprove any corporate action submitted to a vote of the Company's shareholders, in each case, regardless of how other shareholders of the Company may vote.

     In the matter of In Re: Mihai D. Patrichi Trust (Case No. BP03796), now pending in the Superior Court of California for the county of Los Angeles, the court has tentatively ruled that the Trust must dispose of all of its shares in the Company. Sale by the Trust of its interest in the Company would effect a change in the control of the Company.

     The Board of Directors of the Company has established a special committee (the "Special Committee") to examine and make a recommendation to the Board of Directors, as to what actions the Company should take in connection with the Trust's sale of all of its interest in the Company. The Special Committee is in the process of engaging an investment banking firm to determine the course of conduct to be adopted by the Company and to investigate methods of enhancing shareholder value, including the possible sale of the Company, merger or consolidation of the Company with complimentary businesses, acquisition and recapitalizations.

     The Company believes that there is a significant possibility that the Special Committee may recommend to the Board of Directors that the Company pursue one or more transactions that may result in a change of control, and that absent any action by the Board of Directors, a change of control would likely occur in connection with a sale by the Trust of its interest in the Company.

     There can be no assurance that such a change of control would be accomplished smoothly or that the Company will be successful in retaining key members of management. The ability of the Company to make the change of control successfully will depend on its capability to make the transition in an efficient, effective and timely manner and on its ability to retain key management, marketing and production personnel. Making the change in control an efficient and timely process will also require the dedication of management resources, which may temporarily distract management's attention from the day-to-day business of the Company. The inability of management to make the change of control smoothly could have an adverse effect on the business and operational results of the Company.

     In addition, there can be no assurance that the present and potential customers of the Company will continue their current utilization patterns without regard to a change of control. A loss of key members of management could affect business relations with the Company's customers. Any significant reduction in utilization patterns by the Company's customers could have an adverse effect on the near-term business and results of operations of the Company's business.

     The Company expects that the costs related to the retention of investment bankers by the Special Committee, as well as additional legal and accounting fees expected to be incurred, will impact the Company's earnings during the fiscal year.

     Also, sales of substantial amounts of Common Stock in the public market under Rule 144 or otherwise, or even the potential for such sales, could adversely affect the prevailing market prices for the Company's Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

VOLATILITY OF WORKLOAD

     To remain profitable, the Company is highly dependent on its ability to maintain a suitably sized staff of qualified technical personnel commensurate with a fluctuating volume of work. New contracts often arise at unscheduled or unanticipated times. The Company endeavors to maintain adequate staff to respond to these unscheduled opportunities. If the Company overestimates its projected workload, the resulting financial burden can reduce profitability. Occasionally, the Company is faced with the opposite problem -- a shortage of suitable technical personnel -- or the funds to pay premium rates to obtain the necessary skilled labor that is in short supply, and is unable to timely perform contracts, potentially resulting in cost overruns or late delivery penalties.

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

GOVERNMENTAL REGULATION

     The Company's operations are subject to, and substantially affected by, extensive federal, state and local laws, regulations, orders and permits which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on the Company's operations that could adversely affect the Company's results, such as limitations on the expansion of metals plating facilities of the Company, and limitations on or banning disposal of hazardous waste generated by the Company's operations. Because of heightened public concern, companies in the metals plating business, including the Company, may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines on the Company or to revoke or deny renewal of the Company's waste generation and disposal permits or licenses for violations of environmental laws or regulations or to require the Company to remediate environmental problems resulting from its operations, all of which could have a material adverse effect on the Company. The Company may also be subject to actions brought by individuals or community groups in connection with the permitting or licensing of its operations, any alleged violations of such permits and licenses, or other such matters.

YEAR 2000

     The Year 2000 readiness issue, which is common to most businesses, arises from the inability of information systems, and other time and date sensitive products and systems, to properly recognize and process date-sensitive information or system failures. Assessments of the potential cost and effects of Year 2000 issues vary significantly among businesses, and it is extremely difficult to predict the actual impact. Recognizing this uncertainty, management is continuing to actively analyze, assess and plan for various Year 2000 issues across its businesses.

     The Year 2000 issue has an impact on both information technology ("IT") systems and non-IT systems, such as its manufacturing systems and physical facilities including, but not limited to, security systems and utilities. Although management believes that a majority of the Company's IT systems are Year 2000 ready, such systems still have to be tested for Year 2000 readiness. The Company is replacing or upgrading those systems that are identified as non-Year 2000. Certain IT systems previously identified as non-Year 2000 compliant are being upgraded or replaced which should be complete by June 30, 1999. Non-IT system issues are more difficult to identify and resolve. The Company is actively identifying non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations. As non-IT areas are identified, management formulates the necessary actions to ensure minimal disruption to its business processes.

Although management believes that its efforts will be successful and the costs will be immaterial (i.e. less than $10,000) to its consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a potential impact.

     The Company has initiated efforts to ensure Year 2000 readiness of its products and services. The Company is currently migrating to a Year 2000 compliant Network Operating System, and its key financial, manufacturing and other in-house systems are already materially compliant.

     The Year 2000 readiness of its customers varies, and the Company is encouraging its customers to evaluate and prepare their own systems. These efforts by customers to address Year 2000 issues may affect the demand for certain products and services; however, the impact to the revenue of any change in revenue patterns is highly uncertain.

     The Company has also initiated efforts to assess the Year 2000 readiness of its key suppliers and business partners. The Company's direction of this effort is to ensure the adequacy of resources and supplies to minimize any potential business interruptions. Management plans to complete this part of its Year 2000 readiness plan in the early part of calendar 1999.

     The Year 2000 issue presents a number of other risks and uncertainties that could impact the Company, such as public utilities failures, potential claims against it for damages arising from products and services that are not Year 2000 compliant, and the response ability of certain government commissions of the various jurisdictions where the Company conducts business. While the Company continues to believe the Year 2000 issues described above will not materially affect its consolidated financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.

     1997 AND 1996

RESULTS OF OPERATIONS

     The Company's revenues increased approximately $80,000 to $4,010,000 during the year ended June 30, 1997. Ordnance sales increased $380,000 and Bearings sales decreased by $300,000. The change in mix was caused in part by increased demand for the Company's products and services in its Ordnance Division and by the reconfiguration of the Bearings Division shop floor resulting from the leasing of a portion of the building, the completion of earthquake repairs, and moving equipment to take advantage of the new space available.

     Gross profits improved to 25.7% from 18.9% in the prior year due to the change in mix toward the more profitable Ordnance Division. Reduced margins in the Bearing Division were part of a pricing strategy pointed at increasing market share and spreading overhead costs by increasing volume by decreasing prices. The benefit of the volume increase was mostly reflected in an increase in the Bearings backlog of over $1,500,000.

     As anticipated, general and administrative expenses were up 40% as more engineering and sales staff were added to improve the Company's capabilities and market penetration. The year ended June 30, 1997 had higher professional fees than usual due to the closing of the bankruptcy, leasing the building, overseeing the repairs of the building, and resolving a dispute with Hughes Missile Systems. Operating revenues continued to improve for the third straight year, reaching $235,000.

     The non-operating income improved due to recognition of a large, non-recurring gain on completion of the Community Redevelopment Agency requirements for forgiveness of $162,000 of debt on the earthquake repairs. Completion of the earthquake repairs also allowed the Company to lease a portion of the building to another enterprise, bringing in approximately $60,000 in net rental income during the last four months of the year.

     Interest expense was substantially unchanged as the Company's long-term debt pay-down counter-balanced the higher rates on new short-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at June 30, 1997 was $880,000 compared to $835,000 at June 30, 1996. The $400,000 improvement in working capital as the result of pre-tax income earned in the year (excluding depreciation) was largely offset by $55,000 in equipment purchases, $90,000 in deferred charges incurred, $100,000 of increased near-term maturity of long-term debt, and a $90,000 increase in pension contributions.

ITEM 8. FINANCIAL STATEMENTS

                                     INDEX

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountant...........   15
Balance Sheets -- Assets....................................   16
Balance Sheets -- Liabilities and Stockholders' Equity         16
  (Deficiency in Assets)....................................
Statements of Operations....................................   17
Statement of Stockholders' Equity (Deficiency in Assets)....   18
Statements of Cash Flows....................................   19
Notes to the Financial Statements...........................   20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

     I have audited the accompanying balance sheets of Networks Electronic Corp. as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended June 30, 1998. My audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Corporation's management. My responsibility is to express an opinion on these financial statements and financial statement schedule based on my audits.

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

     In my opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Networks Electronic Corp. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in my opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          HURLEY & COMPANY

August 28, 1998
Granada Hills, California

                           NETWORKS ELECTRONIC CORP.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      JUNE 30,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  338,666    $  185,144
                                                              ----------    ----------
  Receivables:
    Trade accounts receivable...............................   1,308,501       712,709
    Less allowance for doubtful accounts....................       5,000         5,000
                                                              ----------    ----------
                                                               1,303,501       707,709
                                                              ----------    ----------
  Other receivables.........................................       7,787        79,354
  Due from officer..........................................      15,093            --
  Inventories, less reserve for obsolescence of $375,000 and
    $180,000, respectively..................................   1,432,781     1,189,802
  Prepaid expenses and deposits.............................      30,576        39,832
  Deferred income taxes, current portion....................      65,000        24,000
                                                              ----------    ----------
         Total current assets...............................   3,193,404     2,225,841
                                                              ----------    ----------
PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements.....................................     146,664       131,773
  Buildings and improvements................................   3,698,588     3,438,250
  Machinery and equipment...................................   4,418,639     4,367,555
                                                              ----------    ----------
                                                               8,263,891     7,937,578
  Less accumulated depreciation.............................   5,854,878     5,723,480
                                                              ----------    ----------
                                                               2,409,013     2,214,098
                                                              ----------    ----------
DEFERRED INCOME TAXES, NON-CURRENT PORTION..................      16,701       119,571
DEFERRED CHARGES, NET OF ACCUMULATED AMORTIZATION
  OF $29,444 AND $7,495, RESPECTIVELY.......................      61,387        81,152
                                                              ----------    ----------
                                                              $5,680,505    $4,640,662
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIENCY IN ASSETS)
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt....  $  492,000    $  220,000
  Note payable, related party -- current portion............     100,000       100,000
  Accounts payable..........................................     291,619       479,384
  Customer advances and deposits............................     238,318         2,834
  Current portion of pre-petition debt:
    Adjudication award payable..............................          --        41,951
    Accrued pension liability...............................     152,157       279,079
    Other payables..........................................       6,689        29,997
  Other accrued expenses....................................     213,419       190,262
  Income taxes payable......................................     232,295            --
                                                              ----------    ----------
         Total current liabilities..........................   1,726,497     1,343,507
                                                              ----------    ----------
LONG-TERM DEBT:
  Long-term debt, less current maturities...................   2,829,329     3,042,193
  Long-term portion of accrued pension liability............     179,633       366,209
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES (NOTES 12 AND 15).............          --            --
                                                              ----------    ----------
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS):
  Common stock -- par value $.25 per share; authorized
    10,000,000 shares, issued and outstanding 1,671,221
    shares..................................................     417,805       417,805
  Additional paid-in capital................................     280,985       280,985
  Stock options exercisable.................................       6,750            --
  Retained earnings (accumulated deficit)...................     567,698      (412,111)
  Stock subscriptions receivable............................          --       (14,063)
  Pension liability adjustment..............................    (328,192)     (383,863)
                                                              ----------    ----------
         Total stockholders' equity (deficiency in
           assets)..........................................     945,046      (111,247)
                                                              ----------    ----------
                                                              $5,680,505    $4,640,662
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.

                            STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED JUNE 30,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
NET SALES..............................................  $6,000,054    $4,009,719    $3,932,925
COST OF SALES..........................................   4,098,050     2,980,518     3,189,521
                                                         ----------    ----------    ----------
  GROSS PROFIT.........................................   1,902,004     1,029,201       743,404
SELLING, ADMINISTRATIVE AND OTHER......................     575,749       794,202       568,560
                                                         ----------    ----------    ----------
  OPERATING INCOME.....................................   1,326,255       234,999       174,844
                                                         ----------    ----------    ----------
OTHER INCOME (EXPENSE):
  Interest expense.....................................    (264,327)     (225,023)     (229,291)
  Loss on disposition of assets........................          --            --        (7,273)
  CRA debt forgiveness.................................          --       161,875        33,125
  Vendor debt forgiveness..............................      19,551        40,296            --
  Rental income, net...................................     181,920        57,583            --
  Other, net...........................................      14,426        13,386        58,489
                                                         ----------    ----------    ----------
                                                            (48,430)       48,117      (144,950)
                                                         ----------    ----------    ----------
  INCOME BEFORE INCOME TAX PROVISION (BENEFIT).........   1,277,825       283,116        29,894
INCOME TAX PROVISION (BENEFIT).........................     298,016       121,493          (690)
                                                         ----------    ----------    ----------
  NET INCOME...........................................  $  979,809    $  161,623    $   30,584
                                                         ==========    ==========    ==========
NET INCOME PER SHARE -- BASIC..........................  $      .59    $      .10    $      .02
                                                         ==========    ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING -- BASIC...........   1,671,221     1,671,221     1,647,515
                                                         ==========    ==========    ==========
NET INCOME PER SHARE -- DILUTED........................  $      .59    $      .10    $      .02
                                                         ==========    ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING -- DILUTED.........   1,672,399     1,671,848     1,648,284
                                                         ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.

            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                   YEARS ENDED JUNE 30, 1998, 1997, AND 1996

                                                                                             RETAINED
                           COMMON      COMMON    ADDITIONAL      STOCK          STOCK        EARNINGS/
                            STOCK      STOCK      PAID-IN       OPTIONS     SUBSCRIPTIONS   ACCUMULATED   ADJUSTMENTS
                           SHARES      AMOUNT     CAPITAL     EXERCISABLE    RECEIVABLE       DEFICIT      TO EQUITY      TOTAL
                          ---------   --------   ----------   -----------   -------------   -----------   -----------   ---------
Balance, July 1, 1995...  1,596,221   $399,055    $285,672      $   --        $     --       $(604,318)    $(112,671)   $ (32,262)
  Net income............         --         --          --          --              --          30,584            --       30,584
  Stock options
    exercised...........     75,000     18,750      (4,687)         --         (14,063)             --            --           --
  Pension liability
    adjustment..........         --         --          --          --              --              --      (240,732)    (240,732)
                          ---------   --------    --------      ------        --------       ---------     ---------    ---------
Balance, June 30,
  1996..................  1,671,221    417,805     280,985          --         (14,063)       (573,734)     (353,403)    (242,410)
  Net income............         --         --          --          --              --         161,623            --      161,623
  Pension liability
    adjustment..........         --         --          --          --              --              --       (30,460)     (30,460)
                          ---------   --------    --------      ------        --------       ---------     ---------    ---------
Balance, June 30,
  1997..................  1,671,221    417,805     280,985          --         (14,063)       (412,111)     (383,863)    (111,247)
  Net Income............         --         --          --          --              --         979,809            --      979,809
  Stock options
    Issued..............         --         --          --       6,750              --              --            --        6,750
  Reclass stock
    Subscription
    Receivable to
    Current Asset.......         --         --          --          --          14,063              --            --       14,063
  Pension liability
    Adjustment..........                                            --              --              --        55,671       55,671
                          ---------   --------    --------      ------        --------       ---------     ---------    ---------
Balance, June 30,
  1998..................  1,671,221   $417,805    $280,985      $6,750        $     --       $ 567,698     $(328,192)   $ 945,046
                          =========   ========    ========      ======        ========       =========     =========    =========

   The accompanying notes are an integral part of these financial statements.

                           NETWORKS ELECTRONIC CORP.

                            STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED JUNE 30,
                                                              -------------------------------------
                                                                1998          1997          1996
                                                              ---------    -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $ 979,809    $   161,623    $  30,584
                                                              ---------    -----------    ---------
  Adjustments to reconcile net income to net cash provided
     by operations:
     Noncash items included in net income:
       Depreciation and amortization........................    153,347        126,221      130,307
       Deferred income taxes................................     61,870        120,693         (862)
       Loss on disposition of assets........................         --             --        7,273
     Changes in:
       Accounts receivable and refundable Income taxes......   (525,255)        34,096      (14,760)
       Inventories..........................................   (242,979)      (146,546)      18,690
       Prepaid expenses and deposits........................      9,256        (20,255)     (11,537)
       Deferred charges.....................................     (2,184)       (88,647)          --
       Accounts payable and accrued expenses................   (487,694)       (77,455)     119,508
       Income taxes payable.................................    232,295             --       (6,276)
       Customer advances and deposits.......................    235,484          2,834      (11,585)
                                                              ---------    -----------    ---------
          TOTAL ADJUSTMENTS.................................   (565,860)       (49,059)     230,758
                                                              ---------    -----------    ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........    413,949        112,564      261,342
                                                              ---------    -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................   (326,313)    (1,261,318)    (318,602)
  Proceeds from disposition of assets.......................         --             --       64,627
                                                              ---------    -----------    ---------
          NET CASH USED IN INVESTING ACTIVITIES.............   (326,313)    (1,261,318)    (253,975)
                                                              ---------    -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Mortgage debt reduction...................................   (120,000)      (120,000)    (143,125)
  Other payments of long-term debt..........................   (141,488)       (19,661)          --
  Proceeds from long-term borrowings........................    320,624      1,354,667      168,045
  Proceeds from notes payable, related parties..............         --        122,000           --
  Payments on notes payable, related parties................         --       (102,222)     (50,667)
  Stock options issued......................................      6,750             --           --
                                                              ---------    -----------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........     65,886      1,234,784      (25,747)
                                                              ---------    -----------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    153,522         86,030      (18,380)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    185,144         99,114      117,494
                                                              ---------    -----------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 338,666    $   185,144    $  99,114
                                                              =========    ===========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     In the fiscal year ended June 30, 1998, a stock subscription receivable in the amount of $14,063 that was subsequently collected was reclassified as a current asset.

     In the fiscal year ended June 30, 1998, the Company reduced its additional minimum pension liability in the amount of $55,671 by increasing stockholders' equity for the same amount.

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

INCOME TAXES

     Deferred income taxes are provided for the estimated tax effects of timing differences between financial and taxable income with respect to depreciation, pension costs, California franchise tax, reserve for inventory obsolescence, capitalized inventory costs, net operating loss carryforwards (when applicable), and other items.

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

REVENUE RECOGNITION

     The Company recognizes sales revenue when parts are shipped to customers.

EARNINGS PER SHARE

     In the quarter ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," for all periods presented. This standard specifies the computation, presentation, and disclosure requirements for earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of employee stock options.

                           NETWORKS ELECTRONIC CORP.

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RESEARCH AND DEVELOPMENT

     Research and development expenditures are expensed in the period incurred. Research and development expense amounted to $50,874, $6,207, and $97,009 during the years ended June 30, 1998, 1997, and 1996, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

     Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment, and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates. Since the fair value is estimated at June 30, 1998, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

     The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these instruments. The recorded balances of notes payable and long-term debt (with the exception of the Company's non-interest bearing CRA loan) are assumed to be the fair value since the rates specified in the notes approximate current borrowing rates available for financing with similar terms and maturities.

RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB issued SFAS No. 130 "Reporting Comprehensive Income" in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Company will adopt SFAS 130, which is effective for fiscal years beginning after December 15, 1997, in the first quarter of the year ending June 30, 1999.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" that establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about products

                           NETWORKS ELECTRONIC CORP.

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 in the first quarter of the year ending June 30, 1999. Reporting and disclosures under SFAS 131 are not expected to be materially different than present disclosures.

     SFAS No. 132 "Employers' Disclosures about Pensions and Other Post-retirement Benefits" was issued in February 1998 and standardizes disclosure requirements for pension and other post-retirement benefit plans to the extent practicable. Adoption of this standard for fiscal years beginning after December 15, 1997, and restatement of prior period comparative disclosures is required. The Company will adopt SFAS 132 in the fiscal year ending June 30, 1999.

 2. INVENTORIES

     Inventories consisted of:

                                                                      JUNE 30,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Raw materials...............................................  $  132,287    $   93,843
Work in process.............................................     629,592       523,711
Finished goods and components...............................   1,045,902       752,248
                                                              ----------    ----------
                                                               1,807,781     1,369,802
Less reserve for obsolescence...............................    (375,000)     (180,000)
                                                              ----------    ----------
                                                              $1,432,781    $1,189,802
                                                              ==========    ==========

 3. DEFERRED CHARGES

     Deferred charges consist of costs associated with the lease of space at the Company's facility in Chatsworth (See Note 16 below) in the amount of $78,647, loan fees of $10,000 pertaining to additional financing obtained in March 1997, plus an additional $2,184 in loan fees paid in March 1998. Amortization expense related to these costs amounted to $21,949 and $7,495 for the years ended June 30, 1998 and 1997, respectively.

                           NETWORKS ELECTRONIC CORP.

 4. LONG-TERM DEBT, NOTES PAYABLE

     Long-term debt and notes payable consisted of the following:

                                                                      JUNE 30,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Note payable to bank, secured by first deed of trust on land and building, principal payable in monthly installments of
$10,000 through June 2000, with interest payable monthly at
a reference rate plus 2.25% (10.75% at both June 30, 1998
and June 30, 1997, respectively). A balloon payment for
$1,342,528 is due in June 2000 (See Notes 5 and 17).........  $1,582,528    $1,702,528
Note payable to Community Redevelopment Agency, City of Los
Angeles ("CRA"),non-interest bearing construction loan,
secured by second deed of trust on land and building, no
principal payments required through August 2001, with level
monthly principal payments of $4,604 applicable over the
remaining 20 years through August 2021......................   1,105,000     1,105,000
Notes payable to lessee, secured by assignment of rents,
principal payable in monthly installments totaling $7,663
through March 2002, with interest payable monthly at annual
rates ranging from 7.0% to 10.0% (blended rate 8.88% at June
30, 1998)...................................................     344,840       185,635
Note payable to financial institution, secured by machinery
and equipment, principal payable in monthly installments of
$5,667 along with interest at a reference rate plus 2.75%
(11.25% at both June 30, 1998 and June 30, 1997,
respectively) through March 1999, with a balloon payment for the balance also due in March 1999. A 7.5% prepayment
penalty applies on the outstanding balance if this loan is
refinanced prior to maturity................................     268,500       237,500
Note payable to finance company, secured by telephone
equipment, payable in monthly installments of $656 including interest at an annual rate of approximately 17.3%. Matures
in October 1999.............................................       8,259        14,453
Note payable to vendor, secured by office equipment, payable in monthly installments of $395 including interest at an
annual rate of approximately 12.4%. Matures in December
2001........................................................      12,202        17,077
                                                              ----------    ----------
                                                               3,321,329     3,262,193
Less current maturities.....................................     492,000       220,000
                                                              ----------    ----------
                                                              $2,829,329    $3,042,193
                                                              ==========    ==========

     Maturities of long-term debt in each of the next five years are as follows:

Year ending June 30,
1999.....................................................  $  492,000
2000.....................................................   1,561,000
2001.....................................................      95,000
2002.....................................................     115,000
2003.....................................................      55,000
Thereafter...............................................   1,003,329
                                                           ----------
                                                           $3,321,329
                                                           ==========

 5. CREDIT AGREEMENTS

     The Company reached an agreement with its bank, as confirmed by the Company's plan for reorganization entered into on November 9, 1994. Terms of the agreement include the payment of interest at the bank's reference rate plus 2.25% (currently 10.75%), $10,000 per month principal payments until maturity, and a balloon payment of $1,342,528 in June 2000. Additionally, in the event of default, the entire outstanding

                           NETWORKS ELECTRONIC CORP.

 5. CREDIT AGREEMENTS (CONTINUED)
principal balance of the note will become immediately due and payable and will bear interest equal to 4 percentage points above the applicable interest rate as defined above. The Company is currently in the process of refinancing this debt (See Note 17).

     The Los Angeles City Council approved the funding of $1,300,000 through the Community Redevelopment Agency for the retrofit and repair of the Company's Chatsworth building (damaged as a result of the Northridge Earthquake in January
1994) and the remodeling of the north building site, 35,000 square feet of which were subsequently leased to a tenant beginning March 1997 (See Note 17 below). Of the total $1,300,000 commitment, 15% ($195,000) is a grant and 85% ($1,105,000) is an interest-free loan to be repaid over 20 years, beginning 5 years from the effective date of the loan, which was August 26, 1996. At June 30, 1996, $220,833 was expended, resulting in the recognition of $33,125 (15%) as forgiveness of debt income, and the balance of $187,708 as long-term debt. The remainder of the commitment was disbursed during the year ended June 30, 1997; accordingly, an additional $161,875 was recorded as forgiveness of debt income.

     The Company's average aggregate borrowings were $3,425,000, $2,708,000, and $2,047,000, at weighted average interest rates of 7.7%, 8.2%, and 10.7% in 1998, 1997, and 1996, respectively. The average aggregate borrowings and weighted average interest rate computations include notes payable to related parties during these years. Interest paid amounted to $263,689, $231,536, and $225,301 during the fiscal years ended June 30, 1998, 1997, and 1996, respectively.

 6. NOTES PAYABLE, RELATED PARTIES

     (a) In January 1995, the Company received a $152,000 loan from the estate of its former president and chief executive officer, secured by specific machinery and equipment. The loan was being repaid in equal monthly principal installments of $4,222 (plus interest at 10%) over a three year period. A loan fee of $2,000 was charged to consummate the transaction. The outstanding loan balance at June 30, 1996 was $80,222, of which $50,667 was the current portion. In March 1997, the Company obtained other financing and paid off the remaining principal balance of $42,222. Interest expense on this note during the years ended June 30, 1997 and 1996 was $4,296 and $8,391, respectively.

     (b) In August 1996, the Company's vice president loaned the Company $100,000 at an annual interest rate of 13%, secured by the Company's accounts receivable. The loan maturity date has been extended through December 1998, with interest payable monthly, although the Company intends to repay the loan at an earlier date in conjunction with a pending refinance (See Note 17). Interest expense on this loan during the years ended June 30, 1998 and 1997 was $12,999 and $11,077, respectively.

     (c) In September 1996, a Director advanced the Company $22,000 for a fee of $200. The money was repaid by the Company in October 1996.

 7. STOCK OPTION PLAN

     The Company's Board of Directors adopted the Networks Electronic Corp. 1996 Stock Incentive Plan (the "1996 Plan"), providing for the grant of up to 100,000 shares of the Company's common stock to directors, officers, employees and consultants of the Company. The 1996 Plan was submitted to and approved by the shareholders of the Company at the Annual Meeting of Shareholders held on December 13, 1996. Under the 1996 Plan, 9,000 options have been issued to officers and other key employees at the Company. These options were issued at market ($1.58) on November 21, 1997, and have been valued at approximately $6,750 under the Black-Scholes pricing model. They become exercisable on a quarterly pro-rata basis over a three-year period and have an expiration date for exercise of November 21, 2002.

                           NETWORKS ELECTRONIC CORP.

 7. STOCK OPTION PLAN (CONTINUED)
     The Company also has a qualified stock option plan, as amended October 15, 1974, under which options to purchase up to an aggregate of 185,200 shares of the Company's common stock may be granted to key employees at a price not less than the fair market value at the date of grant. Options issued under this plan will expire unless exercised within five years of the grant date. During the year ended June 30, 1993, the Company issued 20,000 stock options (10,000 each) under this plan to an officer and director, exercisable at a price of $1.00 per share. These stock options have since expired due to the officer's cessation of employment and the director's resignation from the board.

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

     The chief executive officer exercised his 75,000 options during the year ended June 30, 1996; accordingly, the Company recorded a stock subscription receivable for $14,063. During the year ended June 30, 1998, the Company reclassified the receivable to a current asset, as the receivable was collected in July 1998. A total of 1,500 stock options awarded to three of the five key employees expired due to cessation of employment; the remaining 1,000 stock options issued (to two officers) became fully vested on March 31, 1998 and were subsequently exercised in August 1998. All of these non-qualified stock options were issued outside of the existing stock option plan. Currently, no other options are outstanding nor have any been previously granted.

 8. INCOME TAXES

     Income taxes (benefits) consisted of the following:

                                                           YEARS ENDED JUNE 30,
                                                      -------------------------------
                                                        1998        1997       1996
                                                      --------    --------    -------
Federal income tax (benefit)........................  $184,192    $ 93,413    $(1,490)
California franchise tax............................   113,824      28,080        800
                                                      --------    --------    -------
                                                      $298,016    $121,493    $  (690)
                                                      ========    ========    =======
Current.............................................  $236,146    $    800    $   172
Deferred............................................    61,870     120,693       (862)
                                                      --------    --------    -------
                                                      $298,016    $121,493    $  (690)
                                                      ========    ========    =======

                           NETWORKS ELECTRONIC CORP.

 8. INCOME TAXES (CONTINUED)
     The differences between the effective income tax rate and the statutory federal income tax rate are as follows:

                                                          YEARS ENDED JUNE 30,
                                                    ---------------------------------
                                                      1998         1997        1996
                                                    ---------    --------    --------
Computed statutory federal income tax.............  $ 434,460    $ 93,665    $  4,484
Increases (decreases) resulting from:
  California franchise tax, net of federal tax
     benefit......................................     75,124      18,533       1,391
  Tax credits.....................................     (3,862)         --     (12,104)
  Rate differential due to expected utilization of
     federal NOL carryforward to future year at
     higher effective tax rate....................         --       2,594       5,680
  Valuation allowance, due to unlikelihood of
     future realization of deferred tax benefit...   (210,000)         --      10,000
  Other...........................................      2,294       6,701     (10,141)
                                                    ---------    --------    --------
Income tax provision (benefit)....................  $ 298,016    $121,493    $   (690)
                                                    =========    ========    ========

     Net income taxes paid amounted to $800, $800, and $9,500 during the fiscal years ended June 30, 1998, 1997, and 1996, respectively. The Company's current income tax provision (benefit) is based on current year taxable income (loss). The deferred income tax provision (benefit) is based on the temporary differences between the book basis and tax basis of assets and liabilities at the end of each year and the expected reversal of those differences. The deferred tax provision (benefit) in 1998, 1997, and 1996 is as follows:

                                                           YEARS ENDED JUNE 30,
                                                      -------------------------------
                                                        1998        1997       1996
                                                      ---------   --------   --------
Change in temporary difference:
  Depreciation......................................  $   3,448   $  2,606   $ (2,901)
  Inventory obsolescence............................    (82,710)    (8,660)    (4,330)
  Pension plan......................................     47,919    134,300     (1,521)
  Litigation........................................     (2,619)     6,109     19,253
  Other.............................................         35      2,525        (44)
  Accrued vacation and sick leave...................     (3,051)    (8,002)    (3,511)
  Uniform capitalization............................      1,753      1,298      4,327
  Alternative minimum tax credits...................         --         --        628
  Other tax credits.................................     53,524     (3,000)   (12,104)
  California franchise tax..........................    (38,429)    (9,275)       382
  Utilization of federal and California NOL
     carryforwards..................................    292,000      2,792         --
  Benefit of federal and California NOL
     carryforwards..................................         --         --    (11,041)
  Valuation allowance, due to estimate of future
     realization....................................   (210,000)        --     10,000
                                                      ---------   --------   --------
Deferred income tax provision (benefit).............  $  61,870   $120,693   $   (862)
                                                      =========   ========   ========

     During the fiscal year ended June 30, 1998, the Company fully utilized the tax benefits (approximately $292,000) of its federal and California net operating loss (NOL) carryforwards in the amounts of approximately $636,000 and $817,000, respectively. The Company also reversed a cumulative valuation allowance of $210,000 due to the certainty of the NOL realization. Additionally, the Company utilized the balance of its federal general business credit carryover of approximately $29,000, its alternative minimum tax credit carryover of approximately $5,000, as well as (effectively all of) its California tax credit carryovers of approximately $20,000.

                           NETWORKS ELECTRONIC CORP.

 8. INCOME TAXES (CONTINUED)
     Significant components of the Company's deferred tax liabilities and assets at June 30, 1998 and June 30, 1997 are:

                                                                1998        1997
                                                              --------    ---------
Liabilities
  Depreciable property, plant and equipment.................  $ 67,299    $  63,851
  Pension plan..............................................    60,558       12,639
  California franchise tax..................................     2,432       40,861
  Litigation................................................        --        2,619
                                                              --------    ---------
  Gross deferred tax liabilities............................   130,289      119,970
                                                              --------    ---------
Assets
  Inventory.................................................   173,372       92,415
  Accounts receivable.......................................     2,142        2,165
  Other employee benefits...................................    35,767       32,728
  Alternative minimum tax credits...........................       709        5,648
  Other tax credits.........................................        --       48,585
  NOL carryforwards.........................................        --      292,000
                                                              --------    ---------
  Gross deferred tax assets.................................   211,990      473,541
                                                              --------    ---------
  Deferred income tax asset.................................    81,701      353,571
  Valuation allowance.......................................        --     (210,000)
                                                              --------    ---------
  Deferred income tax asset -- net..........................  $ 81,701    $ 143,571
                                                              ========    =========

     The respective deferred tax benefits at the June 30, 1998 and June 30, 1997 balance sheet dates are presented as follows:

                                                               1998        1997
                                                              -------    --------
Current portion.............................................  $65,000    $ 24,000
Non-current portion.........................................   16,701     119,571
                                                              -------    --------
          Total.............................................  $81,701    $143,571
                                                              =======    ========

 9. EMPLOYEE RETIREMENT PLAN

     The Company has a defined benefit pension plan covering substantially all of its employees. The plan has been modified through amendment, with all participants' accrued benefits frozen as of August 31, 1992. The freeze was necessitated primarily as a means of reducing annual pension funding requirements.

     Pension expense was $39,987, $41,380, and $32,311 for the years ended June 30, 1998, 1997, and 1996, respectively, and was determined in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 87 "Employers' Accounting for Pension Plans."

     Periodic pension costs for the years ended June 30, 1998, 1997, and 1996 are summarized below:

                                                    1998         1997         1996
                                                  ---------    ---------    ---------
Service cost....................................  $      --    $      --    $      --
Interest cost...................................    189,233      191,664      193,558
Actual return on plan assets....................   (231,859)    (144,607)    (116,942)
Net amortization and deferral...................     82,613       (5,677)     (44,305)
                                                  ---------    ---------    ---------
          Total pension expense.................  $  39,987    $  41,380    $  32,311
                                                  =========    =========    =========

                           NETWORKS ELECTRONIC CORP.

 9. EMPLOYEE RETIREMENT PLAN (CONTINUED)
     The status of the plan is as follows:

                                                                1998          1997
                                                             -----------   -----------
Actuarial present value of benefit obligations:
  Vested benefits..........................................  $(2,404,153)  $(2,420,450)
  Nonvested benefits.......................................      (20,563)      (25,403)
                                                             -----------   -----------
  Accumulated benefit obligation...........................   (2,424,716)   (2,445,853)
  Effect of future salary increases........................           --            --
                                                             -----------   -----------
  Projected benefit obligation.............................   (2,424,716)   (2,445,853)
  Fair value of plan assets................................    2,092,926     1,800,565
                                                             -----------   -----------
  Projected benefit obligation in excess of fair value of
     plan assets...........................................     (331,790)     (645,288)
  Unrecognized net loss....................................      328,192       383,863
                                                             -----------   -----------
  Accrued pension cost.....................................       (3,598)     (261,425)
  Minimum pension adjustment...............................     (328,192)     (383,863)
                                                             -----------   -----------
  Accrued pension liability................................     (331,790)     (645,288)
  Less current portion.....................................     (152,157)     (279,079)
                                                             -----------   -----------
  Long-term portion........................................  $  (179,633)  $  (366,209)
                                                             ===========   ===========

     A minimum pension liability equal to the excess of the accumulated benefit obligation over the fair value of plan assets and liabilities already accrued was reflected in the balance sheets at June 30, 1998 and 1997 through the recording of an increase to stockholders' equity of $55,671 at June 30, 1998, and an increase to stockholders' deficiency in assets of $30,460 at June 30, 1997, respectively.

     The expected long-term rate of return on plan assets was 9% for both 1998 and 1997. The discount rate used in determining the actuarial present value of accumulated benefit obligations was 8% for both 1998 and 1997. There was no rate of increase in future compensation levels at both June 30, 1998 and June 30, 1997 because of the plan curtailment.

     Since the court confirmation of its Chapter 11 Reorganization Plan in November 1994, the Company continues to make pension plan contributions in the amount of $2,400 per month. In addition, a balloon payment of approximately $262,000 was made in March 1998 to cover the following: (1) a funding deficiency of approximately $123,000 carried over from the Plan year ended June 30, 1996,
(2) the balance of the minimum funding standard charges (including interest) totaling approximately $79,000 for the Plan year ended June 30, 1997, and (3) the second annual installment of approximately $60,000 due on approximately $240,000 in plan contributions for the Plan year ended June 30, 1995. The 1995 plan contributions have been deferred and are currently being amortized over a statutory five year period (beginning with the year ended June 30, 1996), as the result of IRS granting the Company's request for waiver of the minimum funding standard.

     The total minimum funding requirement for the year ended June 30, 1998 is approximately $152,000, which includes an annual waiver installment (as noted above) of approximately $60,000, and an additional $92,000 in minimum funding standard charges for the current year. The Company currently has more than sufficient liquidity to meet this obligation, which must be fully paid by March 15, 1999 to avoid an IRS-imposed 10% excise tax.

     The Plan assets are held by Connecticut General Life Insurance Company ("CIGNA"), through a guaranteed group annuity contract (an immediate participation guarantee) established in 1980. The contract stipulates that CIGNA pay benefits and invest funds which have been contributed for the purpose of providing

                           NETWORKS ELECTRONIC CORP.

 9. EMPLOYEE RETIREMENT PLAN (CONTINUED)
retirement benefits to eligible participants in accordance with the terms of the Networks Electronic Corporation Pension Plan.

10. BUSINESS SEGMENTS

     The principal business of the Company is the design, fabrication, assembly and sale of high technology assemblies for aerospace and defense prime contractors. The Company operates two divisions: (1) US Bearing Division whose products are spherical, self-aligned, self-lubricating and specialized bearings used chiefly in the aircraft and space industries, and (2) Ordnance Division whose products include miniaturized electro-pyrotechnic devices such as switches, initiator-igniters for missile subsystems, thermal relay switches, and glass-to-metal seals used solely for the defense and aerospace industries.

                                                  INCOME
                                                  BEFORE
                                                INCOME TAX
                                                PROVISION                   CAPITAL
                                     SALES*     (BENEFIT)      ASSETS     EXPENDITURES   DEPRECIATION
                                   ----------   ----------   ----------   ------------   ------------
Year ended June 30, 1998:
  Bearings.......................  $3,337,949   $  474,497   $3,433,794    $  216,402      $ 78,832
  Ordnance.......................   2,662,105    1,067,655    2,246,711       109,911        52,566
                                   ----------   ----------   ----------    ----------      --------
                                   $6,000,054    1,542,152   $5,680,505       326,313      $131,398
                                   ==========   ----------   ==========    ==========      ========
Interest expense.................                  264,327
                                                ----------
                                                $1,277,825
                                                ==========
Year ended June 30, 1997:
  Bearings.......................  $2,086,521   $   51,206   $2,891,596    $  856,392      $ 80,080
  Ordnance.......................   1,923,198      456,933    1,749,066       441,877        38,646
                                   ----------   ----------   ----------    ----------      --------
                                   $4,009,719      508,139   $4,640,662    $1,298,269      $118,726
                                   ==========   ----------   ==========    ==========      ========
Interest expense.................                  225,023
                                                ----------
                                                $  283,116
                                                ==========
Year ended June 30, 1996:
  Bearings.......................  $2,383,133   $  211,870   $1,984,455    $  180,328      $100,269
  Ordnance.......................   1,549,792       47,315    1,297,470       138,274        30,038
                                   ----------   ----------   ----------    ----------      --------
                                   $3,932,925      259,185   $3,281,925    $  318,602      $130,307
                                   ==========   ----------   ==========    ==========      ========
Interest expense.................                  229,291
                                                ----------
                                                $   29,894
                                                ==========

---------------
* All sales were made to unaffiliated customers and there were no inter-segment sales.

11. FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of fiscal 1996, the Company recorded significant adjustments to its accounts, which resulted in reducing net income by approximately $50,000. The adjustments were principally to correct the Company's year-end inventory accounts.

12. EMPLOYMENT AGREEMENT, RELATED PARTY RECEIVABLE

     The Company has an employment agreement effective May 1, 1998 with David Wachtel, its President and Chief Executive Officer. The agreement provides for an annual base salary of $175,000, payable through

                           NETWORKS ELECTRONIC CORP.

12. EMPLOYMENT AGREEMENT, RELATED PARTY RECEIVABLE (CONTINUED) the close of business on the later of April 30, 1999 or 180 days following delivery of written notice of the Company's intent to terminate the agreement. Mr. Wachtel's prior employment contract expired April 30, 1998, and called for minimum annual compensation of $150,000 for a period of three years. The Board of Directors has also agreed to pay all medical and dental insurance premiums for the Company's corporate officers, plus the deductible expense portions operative under the respective plans.

     During the year ended June 30, 1998, a stock subscription receivable from the Company's President in the amount of $14,063 was reclassified as a current asset. The receivable was collected in July 1998. The total receivable due from the officer at June 30, 1998 was $15,093, including $1,030 in personal expenses.

     During the year ended June 30, 1996, the Company's outstanding advances totaling $27,228 previously made to Mihai D. Patrichi, the Company's Founder and former President and Chief Executive Officer (who passed away in November 1994), were repaid by the Mihai D. Patrichi Trust.

13. MAJOR CUSTOMERS

     Sales to the Department of Defense accounted for approximately 15% of sales in 1998, 14% of sales in 1997, and 20% of sales in 1996. Sales to Eagle-Picher Industries accounted for approximately 16% and 11% of sales in 1998 and 1997, respectively. Sales to Textron Systems accounted for approximately 15% of sales in 1998. Sales to Hughes Missile Systems accounted for approximately 13% of sales in 1996. No other customer had sales exceeding 10% of total revenue during the years ended June 30, 1998, 1997, and 1996, respectively.

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

15. LITIGATION

     The Company reached final settlement and pay-off of a judgment on a wrongful discharge lawsuit. The agreed-upon payment of $52,525 was made in April 1998. Separately, the Company's insurance carrier provided a $47,000 reimbursement to the Company.

     There were other wrongful discharge claims, but negotiated settlements were reached. Networks agreed to settle these cases by making payments totaling $40,000 over a period of one to three years. At June 30, 1998, there were no unpaid balances remaining on these claims.

     The Company, during its normal course of business, may be subjected from time to time with legal proceedings against it. Both counsel and management do not expect that the ultimate outcome of any current claims will have a material adverse effect on the Company's financial statements.

16. LEASE AGREEMENT

     In March 1997, the Company ("Lessor") leased approximately 35,000 square feet of its Chatsworth facility. The lease agreement requires monthly base rent at $17,850, with approximately 2 1/2 months free rent and a cost of living increase every 18 months over the initial 62-month term of the lease. Accordingly, the scheduled rent increase in September 1998 will incorporate a cost of living increase of approximately 2.4%. The tenant also reimburses the Company for pro-rata utilities, property taxes, and insurance. The lessee has an option to extend the original lease term for an additional 60 months. Rental income under this agreement, net

                           NETWORKS ELECTRONIC CORP.

16. LEASE AGREEMENT (CONTINUED)
of allocated depreciation and amortized deferred lease costs, amounted to $181,920 and $57,583 for the years ended June 30, 1998 and June 30, 1997, respectively.

     Additionally, the tenant reimbursed the Company $23,175 for costs incurred in connection with negotiating the lease arrangement, contributed $100,000 toward the Company's cost of constructing improvements to its Chatsworth property, and agreed to loan the Company up to $288,000 at an annual interest rate of 10% to fund additional improvements. At June 30, 1997, approximately $185,635 of the available loan commitment had been utilized. The remainder of the initial commitment was borrowed in September and November 1997. In December 1997, the tenant loaned the Company an additional $130,000 at an annual interest rate of 7% to fund roof repairs. At June 30, 1998, the outstanding aggregate balance remaining on the loans was $344,840. The loans are being amortized monthly over 5 years (requiring level principal payments currently totaling $7,663), with the monthly payment netted against the lessee's rent (See Note 4).

17. SUBSEQUENT EVENTS

     (a) In July 1998, shipments approximating $238,000 were returned by an Ordnance customer. The Company has recorded the customer payments received as advance deposits which will be recognized as revenue as the order is re-shipped. The returned parts have an inventory value of approximately $100,000 (net of an $85,000 reserve) and are functional for other customer applications. The Company has completed customer-requested modifications to the item and the testing environment to ensure that future deliveries will be compatible with the customer's system.

     (b) In August 1998, the Company received approval from City National Bank for a Real Estate Secured Loan (the "Term Loan") and a Revolving Line of Credit (the "Revolver"). The Term Loan is approved for a maximum amount of $1,550,000 or the amount owing under the existing first trust deed secured loan with Wells Fargo Bank (See Notes 4 and 5 above), whichever is less, and is to be secured by a first trust deed on the Chatsworth facility. The loan is to be fully amortized over 15 years and is set at an effective annual interest rate of 2.50% over the rate applicable on Ten Year Treasury Notes at the time of the execution of the loan documents (currently approximately 7.27%). The Term Loan will not be assumable and a pre-payment penalty will apply. The Revolver allows for advances not to exceed the lesser of $1,250,000 or 80% of eligible accounts receivable, and is to be secured by a senior lien and perfected security interest on all personal property of the Company. The principal will mature on October 1, 1999, with interest payable monthly at a variable annual interest rate equivalent to a bank reference rate plus 1.50% (currently 10.00%). Various financial covenants pertaining to a minimum level of working capital, net worth, etc. will apply. It is anticipated that bank fees on these transactions will approximate $35,000.

     (c) In August 1998, the Community Development Commission of the County of Los Angeles (the "CDC") approved a $650,000 business loan to the Company, the proceeds of which are to be used to payoff the Company's unfunded pension liability (See Note 9) and as a source of permanent working capital. The loan is to be fully amortized over a five year (60 month) period at a fixed annual interest rate of 7.50%. Monthly payments will approximate $13,025, with loan fees totaling approximately $13,000. The loan is to be collateralized by a first security interest in all equipment, and by a junior security interest in all other assets. Additionally, the obligation is to be guaranteed by the Mihai D. Patrichi Trust, and there is to be an assignment of life insurance in the amount of $650,000 on the life of David Wachtel, the Company's chief executive officer. The Company also agrees to attain certain employment goals in the 36 months following the funding of the loan.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information as of June 30, 1998 is provided with respect to each director:

                                   DIRECTOR
                                  EXPIRES IN
    NAME OF DIRECTOR               DECEMBER
 AND POSITION AT COMPANY   AGE       (1)          BUSINESS EXPERIENCE DURING LAST FIVE YEARS(2)
 -----------------------   ---    ----------      ---------------------------------------------
David Wachtel, ..........  39        1998      He is the son-in-law of the Company's founder, the
  Chief Executive                              late Mihai Patrichi. He was formerly the Managing
  Officer,                                     Partner at Investech Systems, and was previously
  Chairman of the Board,                       President of Synergetic Solutions and Talsarn Pty.
  President,                                   Ltd. He also served as Manager of Information
  Chief Financial Officer                      Systems (MIS) at the Company.
Glenn Linderman .........  39        1998      Since April 1, 1998 he is the Director of Reporting
  (None)                                       at Ares Leverage Investment Fund. From January
                                               1997, through March 1998, he was the Senior
                                               Investment Systems Consultant. From December 1995
                                               through January 1997 he was a Sr. Investment
                                               Analyst for Glendale Federal Bank and from 1992
                                               through 1995 was Vice President, Research
                                               Investment Analyst at Libra Investments, Inc.
Rodica Patrichi, ........  59        1998      She is the widow of Mihai Patrichi and is a trustee
  (None)                                       of the Mihai D. Patrichi Trust.
Ileana Wachtel, .........  39        1998      She is a trustee of the Mihai D. Patrichi Trust and
  (None)                                       the daughter of the Company's founder, the late
                                               Mihai Patrichi, and wife of David Wachtel. She is a
                                               political consultant involved in political research
                                               and media strategy.
Jack Friery .............  50        1998      He has resigned as a Company director effective
  (None)                                       August 31, 1998, due to his re-location.

---------------
(1) Directors serve until the next annual meeting of stockholders and until their successors are elected.

(2) See below with respect to business experience of executive officers of the Company.

     The names, ages and positions of all of the executive officers of the Company for the year ended June 30, 1998 are listed below, along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the annual meeting of the shareholders. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

   NAME, AGE AND POSITION              BUSINESS EXPERIENCE DURING PAST FIVE YEARS
   ----------------------              ------------------------------------------
David Wachtel, 39             Chairman since 1994. Responsible primarily for the formation
  Chairman of the Board,      of corporate policy including planning and finance, research
  Chief Executive Officer,    and development; supervisor of client relations.
  President, Chief
  Financial Officer
Mohammad Tabassi, 50          Vice President since 1994. Manager of the Ordnance Division
  Vice President              since 1993. Other duties include engineering and price
                              quoting. Joined the Company in January 1987 as Ordnance
                              Quality Test Engineer.
Robert Shearin, 50            Vice President -- Quality Operations since 1997. He
  Vice President --           previously served as Machine Shop Supervisor, Bearings
  Quality Operations          Manager and Quality Assurance Manager, and he currently
                              oversees the Bearings Division. He began his career at the
                              Company in March 1991 as a CNC programmer.

ITEM 11. EXECUTIVE COMPENSATION

     The following summary compensation table provides an overview of each item of compensation paid, earned, or awarded to the CEO of the Company for the fiscal years ended June 30, 1998, 1997, and 1996:

                                                         OTHER       RESTRICTED                             ALL
   NAME OF INDIVIDUAL                                    ANNUAL        STOCK      OPTIONS/     LTIP        OTHER
 AND PRINCIPAL POSITION    YEAR    SALARY    BONUS    COMPENSATION     AWARDS       SARS     PAYMENTS   COMPENSATION
 ----------------------    ----   --------   ------   ------------   ----------   --------   --------   ------------
David Wachtel, CEO.......  1998   $155,279*  $4,350     $ 7,338(1)       $0          0          $0           $0
                           1997    149,989    2,408       9,981(2)        0          0           0            0
                           1996    149,989        0       5,742(3)        0          0           0            0
Mihai D. Patrichi, CEO...  1997          0        0       2,242(4)        0          0           0
(deceased)
                           1996          0        0      18,130(5)        0          0           0            0

---------------
No other executive officers were employed by the Company with annual compensation greater than $100,000, at June 30, 1998, 1997, or 1996.

 * Currently employed under an executive employment agreement commencing May 1, 1998 and expiring the later of April 30, 1999 or 180 days following written notice of the Company's intent to terminate the agreement, calling for an annual base salary of $175,000 during the term of the agreement. Entitled to a minimum of three weeks vacation per year, along with Company-paid benefits for both self and dependents under any Executive Benefit Plan.

(1) Includes medical-related benefits of $7,189 and other benefits of $149.

(2) Includes medical-related benefits of $9,981.

(3) Includes medical-related benefits of $5,742.

(4) Includes medical-related benefits of $2,242.

(5) Includes medical-related benefits of $18,130.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                     POTENTIAL REALIZABLE
                                                                                                       VALUE AT ASSUMED
                                                                                                    ANNUAL RATES OF STOCK
                                        INDIVIDUAL GRANTS                                           PRICE APPRECIATION OF
-------------------------------------------------------------------------------------------------   INDIVIDUAL GRANTS FOR
                        % OF TOTAL OPTIONS/SARS   NUMBER OF SECURITIES                                   OPTION TERM
NAME OF INDIVIDUAL AND  GRANTED TO EMPLOYEES IN        UNDERLYING        EXERCISE OR   EXPIRATION   ----------------------
  PRINCIPAL POSITION          FISCAL YEAR         OPTIONS/SARS GRANTED   BASE PRICE       DATE        5%             10%
----------------------  -----------------------   --------------------   -----------   ----------   -------        -------
David Wachtel, CEO...             N/A                     N/A                N/A          N/A        N/A            N/A

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                               NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED           IN-THE-MONEY
                                                              OPTIONS/SARS AT FY-END      OPTIONS/SARS AT FY END
    NAME OF INDIVIDUAL AND      SHARES ACQUIRED    VALUE     -------------------------   -------------------------
      PRINCIPAL POSITION          ON EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
    ----------------------      ---------------   --------   -------------------------   -------------------------
David Wachtel, CEO............        N/A           N/A                 N/A                         N/A

     Retirement benefits payable under the Company's defined benefit pension plan have been frozen since August 31, 1992. Accrued annual benefits payable at retirement age under the plan are set forth in the following pension plan table, which does not incorporate vesting or joint and survivor factors. Amounts reported are straight-life annuity amounts, which are not offset by social security.

                            YEARS OF SERVICE
-------------------------------------------------------------------------
REMUNERATION      5        10        15        20        25         30
------------   -------   -------   -------   -------   -------   --------
50$,000....    $ 3,333   $ 6,667   $10,000   $13,333   $16,667   $ 20,000
75,000....       5,000    10,000    15,000    20,000    25,000     30,000
100,000...       6,667    13,333    20,000    26,667    33,333     40,000
125,000...       8,333    16,667    25,000    33,333    41,667     50,000
150,000...      10,000    20,000    30,000    40,000    50,000     60,000
175,000...      11,667    23,333    35,000    46,667    58,333     70,000
200,000...      13,333    26,667    40,000    53,333    66,667     80,000
225,000...      15,000    30,000    45,000    60,000    75,000     90,000
250,000...      16,667    33,333    50,000    66,667    83,333    100,000

     Additional pension benefits for credited service in excess of 30 years generally do not accrue. Prospective benefits payable to executive officers under the Company's defined benefit pension plan are applicable as follows:

                 NAME OF INDIVIDUAL                    COVERED COMPENSATION   ESTIMATED CREDITED SERVICE
                 ------------------                    --------------------   --------------------------
David Wachtel........................................        $      0(*)                   0
Mihai D. Patrichi (deceased).........................         235,527(**)                 40

---------------
 (*) Not eligible for plan participation due to plan benefit freeze at August
     31, 1992.

(**) Beneficiary (wife), a current director, is receiving $48,184 per year for life, based on 100% joint and survivor factors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act requires the Company's executive officers, directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors, and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that have complied with the relevant filing requirements, the Company believes that during the year ended June 30, 1998, all relevant Section 16(a) filing requirements were complied with.

COMPENSATION OF DIRECTORS

     During the year ended June 30, 1998, the Board of Directors met four times. The Company paid director fees totaling $16,000, which consisted of $4,000 each to Jack Friery, Glenn Linderman, Rodica Patrichi, and Ileana Wachtel, respectively. During the year ended June 30, 1997, the Board of Directors met three times. The Company paid director fees totaling $10,000, which consisted of $3,000 each to Glenn Linderman, Rodica Patrichi, and Ileana Wachtel, respectively, and $1,000 to Barry Bartholomew, who resigned as a Company director in July 1996. During the year ended June 30, 1996, the Board of Directors met four times. The Company paid director fees totaling $16,000, which consisted of $4,000 each to Barry Bartholomew, Glenn Linderman, Rodica Patrichi, and Ileana Wachtel, respectively.

COMPENSATION OF EXECUTIVES

     For information concerning the employment agreement of Chief Executive Officer, David Wachtel, see Note 12 to the Financial Statements included in Item 8.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     At September 25, 1998 there were four persons known to the Company who owned of record or beneficially as much as 5% of the outstanding shares of its voting common stock, $.25 par value. The following table reflects these holdings, as well as the number of the Company's common shares owned directly or indirectly by each of the Company's directors, by each of the officers specified in the summary compensation table above, and by all directors and officers as a group. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

                                   NAME AND ADDRESS OF           AMOUNT BENEFICIALLY      PERCENTAGE
        CATEGORY                     BENEFICIAL OWNER                   OWNED             OF CLASS(4)
        --------             --------------------------------    -------------------      -----------
Director                     Ileana Wachtel                            872,660(1)(2)(3)      52.2%
                             9750 De Soto Avenue
                             Chatsworth, CA 91311
Director                     Rodica Patrichi                           791,486(2)            47.3%
                             73095 Shadow Mt. Drive
                             Palm Desert, CA 92260
Director/ Officer            David Wachtel                             872,660(3)            52.2%
                             9750 De Soto Avenue
                             Chatsworth, CA 91311
Director                     Glenn Linderman                             4,000                0.2%
                             2101 Robinson, #1
                             Redondo Beach, CA 90278
Officer                      Mohammad Tabassi                           25,513                1.5%
                             19442 Romar St.
                             Northridge, CA 91324
Officer                      Robert Shearin                              1,500                0.1%
                             14164 Terra Bella Street
                             Arleta, CA 91331
                                                                       -------               ----
All directors and officers as a group (7 persons)                      904,776               54.0%
                                                                       =======            --------
                                                                                          --------
Other                        Moldovita Church                           90,909(5)             5.4%
                             c/o                                 --------------
                             73095 Shadow Mt. Drive              --------------
                             Palm Desert, CA 92260

---------------
(1) Ileana Wachtel is the wife of David Wachtel, the CEO of the Company.

(2) For each of these individuals, approximately 156,076 shares (166,076 shares for Ileana Wachtel) are being held in the Mihai D. Patrichi trust (a total of 790,383 shares) which currently has voting power over the holdings and in which Ileana Wachtel and Rodica Patrichi are co-trustees.

(3) Includes shares of common stock held by the Mihai D. Patrichi Trust and controlled by trustees including Mr. Wachtel's spouse, Ileana Wachtel, a beneficiary.

(4) Based on 1,672,221 shares of common stock outstanding as of September 25, 1998, plus beneficial owner's exercisable stock options, if applicable.

(5) Rodica Patrichi is a co-trustee along with an unrelated party of a trust that has voting power over these shares.

     As of September 25, 1998, there were no required filings under Section 16 of the Exchange Act of 1934 with respect to changes in beneficial ownership of the Company's common stock occurring during or subsequent to the year ended June 30, 1998, which have not been reported on Forms 3, 4, or 5, respectively.

     The Mihai D. Patrichi Trust (the "Trust") owns 790,383 shares (approximately 47%) and beneficially controls 895,053 shares (approximately 54%) of the Company's common stock. By reason of this ownership of such common stock, the Mihai D. Patrichi Trust is deemed to be a parent of the Company for the purposes of the Securities Act of 1934, as amended. The Trust is administered by Ileana Wachtel (Mihai Patrichi's daughter) and Rodica Patrichi (Mihai Patrichi's widow). In a probate matter before the Superior Court of California, the court has tentatively ruled that the trustees of the Mihai D. Patrichi Trust (the "Trust") must dispose of the Trust's shares in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 1996, the Company received a $100,000 loan from its Vice President, Mohammed Tabassi, secured by accounts receivable, with interest payable monthly at an annual rate of 13%. The loan has been extended to December 31, 1998, at which time all principal is fully due and payable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           Index to Exhibits

              EXHIBIT
                NO.              DOCUMENT DESCRIPTION
              -------          ------------------------
              3.1  Amended Articles of Incorporation of the Registrant

              3.2  By-Laws of the Registrant

              10.1 Executive Employment Agreement Amended and Restated as of May, 1998, entered into by Registrant and David
                    Wachtel.

              10.2  Networks Electronic Corp. Amended 1996 Stock Incentive
                    Plan

              23.1  Consent of Hurley & Company

              24.1 Power of Attorney (included on signature page attached to this Form 10-K).

              27.1  Financial Data Schedule

(b)(1)        The following financial statements are included in Part II,
              Item 8:
                                                                            Page
                                                                            ----
              Report of Independent Certified Public Accountant              15

              Balance Sheets -- Assets                                       16

              Balance Sheets -- Liabilities and Stockholders Equity
              (Deficiency in Assets)                                         16

              Statements of Operations                                       17

              Statement of Stockholders' Equity
              (Deficiency in Assets)                                         18

              Statement of Cash Flows                                        19

              Notes to the Financial Statements                              20

   (2)        The following financial statement schedule for the years
              1998, 1997, and 1996 is submitted herewith:
              Schedule VIII -- Valuation and Qualifying Accounts             37

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(c)           Reports on Form 8-K

              No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED JUNE 30, 1998, 1997, AND 1996

                                           BALANCE     CHARGED TO   CHARGED                  BALANCE,
                                          BEGINNING    COSTS AND    TO OTHER                  END OF
                                           OF YEAR      EXPENSES    ACCOUNTS   DEDUCTIONS     PERIOD
                                          ---------    ----------   --------   ----------    --------
1998
  Allowance for doubtful accounts.......  $  5,000     $      --       $--       $   --      $  5,000
                                          ========     =========       ==        ======      ========
  Reserve for slow-moving inventory.....  $180,000     $ 195,000       $--       $   --      $375,000
                                          ========     =========       ==        ======      ========
1997
  Allowance for doubtful accounts.......  $  5,000     $      --       $--       $   --      $  5,000
                                          ========     =========       ==        ======      ========
  Reserve for slow-moving inventory.....  $160,000     $  20,000       $--       $   --      $180,000
                                          ========     =========       ==        ======      ========
1996
  Allowance for doubtful accounts.......  $  5,000     $   4,745       $--       $4,745(1)   $  5,000
                                          ========     =========       ==        ======      ========
  Reserve for slow-moving inventory.....  $150,000     $  10,000       $--       $   --      $160,000
                                          ========     =========       ==        ======      ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Networks Electronic Corp. (Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          NETWORKS ELECTRONIC CORP.

                                          By:       /s/ DAVID WACHTEL
                                            ------------------------------------
                                                       DAVID WACHTEL
                                                   Chairman of the Board,
                                                  Chief Executive Officer,
                                                         President,
                                                  Chief Financial Officer
Date: October 9, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

                 /s/ DAVID WACHTEL                        Chairman of the Board,        October 9, 1998
---------------------------------------------------      Chief Executive Officer,
                   David Wachtel                                President,
                                                          Chief Financial Officer

                /s/ GLENN LINDERMAN                              Director               October 9, 1998
---------------------------------------------------
                  Glenn Linderman

                /s/ ILEANA WACHTEL                               Director               October 9, 1998
---------------------------------------------------
                  Ileana Wachtel

                /s/ RODICA PATRICHI                              Director               October 9, 1998
---------------------------------------------------
                  Rodica Patrichi