Form 10-Q
period 1998-09-30
NETWORKS ELECTRONIC CORP
filed 1998-11-10
CIK 71106

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

[x]                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                    quarterly period ended September 30, 1998
                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 0-1817
                            NETWORKS ELECTRONIC CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                               95-1770469
 -------------------------------         ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation of organization)

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

                      Yes    X            No
                          -------            -------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of


           CLASS                                            1,672,221
-----------------------------                    -------------------------------
Common Stock - $.25 par value                    Outstanding at November 7, 1998

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                            NETWORKS ELECTRONIC CORP.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                      September 30, 1998 and June 30, 1998

                                         Sept. 30,         June 30,
                                           1998              1998
                                        ----------        ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents          $  446,750        $  338,666
     Trade accounts receivable, net      1,393,555         1,303,501
     Other receivables                      11,968             7,787
     Due from officer                        1,030            15,093
     Inventories, net                    1,372,007         1,432,781
     Prepaid expenses and deposits          57,952            30,576
     Deferred income taxes - current        50,000            65,000
                                        ----------        ----------
             Total current assets        3,333,262         3,193,404
                                        ----------        ----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and Improvements                 146,664           146,664
     Building and improvements           3,704,848         3,698,588
     Machinery and equipment             4,456,030         4,418,639
                                        ----------        ----------
                                         8,307,542         8,263,891
     Less accumulated depreciation       5,891,967         5,854,878
                                        ----------        ----------
     Property and equipment, net         2,415,575         2,409,013
                                        ----------        ----------

DEFERRED INCOME TAXES,
  NON-CURRENT PORTION                       16,701            16,701

DEFERRED CHARGES, NET                       55,582            61,387
                                        ----------        ----------
             Total assets               $5,821,120        $5,680,505
                                        ==========        ==========


The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                      September 30, 1998 and June 30, 1998

                                               Sept. 30,        June 30,
                                                 1998             1998
                                              ----------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable and current
      maturities of long-term debt            $  473,000       $  492,000
     Note payable, related party -
      current portion                            100,000          100,000
     Accounts payable                            183,112          291,619
     Customer advances and deposits              122,463          238,318
     Current portion of pre-petition debt:
      Accrued pension liability                  152,157          152,157
      Other payables                               6,689            6,689
     Income taxes payable                        251,295          232,295
     Other accrued expenses                      225,523          213,419
                                              ----------       ----------
     Total current liabilities                 1,514,239        1,726,497
                                              ----------       ----------
LONG-TERM DEBT:
     Long-term debt, less current
      maturities                               2,775,948        2,829,329
     Accrued pension liability                   182,633          179,633
                                              ----------       ----------
COMMITMENTS AND CONTINGENCIES                         --               --
                                              ----------       ----------
STOCKHOLDERS' EQUITY:
     Common stock, par value $.25 per share;
      authorized 10,000,000 shares, issued
      and outstanding 1,672,221 and 1,671,221
      shares at September 30, 1998 and
      June 30, 1998, respectively                418,055          417,805
     Additional paid-in capital                  280,985          280,985
     Stock options exercisable                     6,750            6,750
     Retained earnings                           970,702          567,698
     Pension liability adjustment               (328,192)        (328,192)
                                              ----------       ----------
     Total stockholders' equity                1,348,300          945,046
                                              ----------       ----------
Total liabilities and stockholders' equity    $5,821,120       $5,680,505
                                              ==========       ==========

The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                             Three Months Ended          Three Months Ended
                                September 30,               September 30,
                                    1998                       1997
                             ------------------          ------------------
Sales                            $2,043,272                 $1,222,442

Cost of sales                     1,183,124                    856,626
                                 ----------                 ----------
Gross profit                        860,148                    365,816

Selling, administrative
 and other operating expenses       177,953                    160,408
                                 ----------                 ----------
Operating income                    682,195                    205,408

Other income (expense):
 Rental income, net                  45,847                     45,590
 Interest and non-operating
 expenses, net                      (57,038)                   (66,644)
                                 ----------                 ----------
    Income before income taxes      671,004                    184,354

Provision for income taxes          268,000                     37,800
                                 ----------                 ----------
    Net income                   $  403,004                 $  146,554
                                 ==========                 ==========

Net income per share - basic     $      .24                 $      .09
                                 ==========                 ==========
Weighted average number of
 shares outstanding - basic       1,671,683                  1,671,221
                                 ==========                 ==========
Net income per share - diluted   $      .24                 $      .09
                                 ==========                 ==========
Weighted average number of
 shares outstanding - diluted     1,676,387                  1,671,821
                                 ==========                 ==========




   The accompanying notes are an integral part of these financial statements

                                    NETWORKS
                                ELECTRONIC CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                     Three Months Ended   Three Months Ended
                                        September 30,        September 30,
                                            1998                 1997
                                     ------------------   ------------------
Cash flows from operating activities:
   Net income                             $ 403,004            $ 146,554
                                          ---------            ---------
Adjustments to reconcile net income
  to net cash used in
  operating activities:
   Non-cash items included
    in net income:
       Depreciation and
        amortization                         42,894               36,917
       Deferred income taxes                 15,000               37,000
   Changes in:
       Receivables                          (80,172)                 529
       Inventories                           60,774             (179,754)
       Prepaid expenses and deposits        (27,376)             (36,185)
       Accounts payable and
        accrued expenses                    (96,403)              28,491
       Accrued pension liability              3,000               (1,800)
       Income taxes payable                  19,000                  800
       Customer advances and deposits      (115,855)                  --
                                          ---------            ---------
         Total adjustments                 (179,138)            (114,002)
                                          ---------            ---------
Net cash provided by
  operating activities                      223,866               32,552
                                          ---------            ---------




   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                     Three Months Ended   Three Months Ended
                                        September 30,        September 30,
                                            1998                 1997
                                          ---------            ---------
Cash flows from investing activities:
  Capital expenditures                    $ (43,651)           $ (79,900)
                                          ---------            ---------
Net cash used in
  investing activities                      (43,651)             (79,900)
                                          ---------            ---------
Cash flows from financing activities:
  Proceeds from long-term borrowings             --              129,900
  Mortgage debt reduction                   (30,000)             (30,000)
  Other payments of long-term debt          (42,381)             (26,049)
  Issuance of common stock                      250                   --
                                          ---------            ---------
Net cash provided by (used in)
  financing activities                      (72,131)              73,851
                                          ---------            ---------
Net increase in
  cash and cash equivalents                 108,084               26,503

Cash and cash equivalents
  at beginning of period                    338,666              185,144
                                          ---------            ---------
Cash and cash equivalents
  at end of period                        $ 446,750            $ 211,647
                                          =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                         $ 234,000            $      --
                                          =========            =========
Interest paid                             $  64,301            $  67,821
                                          =========            =========




   The accompanying notes are an integral part of these financial statements.

                                    NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1998

1.      BASIS OF PRESENTATION

        In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows for the periods shown.

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

2.      INVENTORIES

        Inventories are valued at the lower of cost (FIFO) or market. The inventories at September 30, 1998 and June 30, 1998 consisted of the following:

                                      September 30,     June 30,
                                          1998            1998
                                       ----------      ----------
       Raw materials                   $  162,261      $  132,287

       Work in process                    788,768         629,592

       Finished goods and components      810,978       1,045,902
                                        ---------      ----------
                                        1,762,007       1,807,781
       Less reserve for obsolescence     (390,000)       (375,000)
                                       ----------      ----------
       Total                           $1,372,007      $1,432,781
                                       ==========      ==========

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1998


3.      LONG-TERM DEBT

        At September 30, 1998 and June 30, 1998, the Company's long-term debt consisted of the following:


                                                September 30,   June 30,
                                                    1998          1998
                                                 ----------    ----------
 Note payable to bank, secured by first
   deed of trust on land and building,
   principal payable in monthly
   installments of $10,000 through June
   2000, with interest payable at a
   reference rate plus 2.25% (10.75% at
   both September 30, 1998 and June 30,
   1998, respectively). A balloon payment
   for $1,342,528 is due in June 2000.           $1,552,528    $1,582,528

Note payable to Community Redevelopment
  Agency, City of Los Angeles ("CRA"),
  non-interest bearing construction
  loan, secured by second deed of trust
  on land and building, no principal
  payments required through August 2001,
  with level monthly principal payments
  of $4,604 applicable over the
  remaining 20 years through August
  2021.                                           1,105,000     1,105,000

 Notes payable to lessee, secured by
   assignment of rents, principal payable
   in monthly installments totaling
   $7,663 through March 2002, with
   interest payable monthly at annual
   rates ranging from 7.0% to 10.0%
   (blended rate 8.88% at September 30,
   1998.                                            321,851       344,840

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1998


3.      LONG-TERM DEBT (Continued)


                                                September 30,   June 30,
                                                    1998          1998
                                                 ----------    ----------
Note payable to financial institution,
  secured by machinery and equipment,
  principal payments in monthly
  installments of $5,667 along with
  interest at a reference rate plus
  2.75% (11.25% at both September 30,
  1998 and June 30, 1998, respectively)
  through March 1999, with a balloon
  payment for the balance also due in
  March 1999. A 7.5% prepayment penalty
  applies on the outstanding balance if
  this loan is refinanced prior to
  maturity.                                         251,500       268,500

Note payable to finance company, secured
  by telephone equipment, payable in
  monthly installments of $656 including
  interest at an annual rate of
  approximately 17.3%. Matures in
  October 1999.                                       6,711         8,259

Note payable to vendor, secured by
  office equipment, payable in monthly
  installments of $395 including
  interest at an annual rate of
  approximately 12.4%. Matures in
  December 2001.                                     11,358        12,202
                                                 ----------    ----------
                                                  3,248,948     3,321,329
      Less current maturities                       473,000       492,000
                                                 ----------    ----------
      Total                                      $2,775,948    $2,829,329
                                                 ==========    ==========

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1998


4.      NOTE PAYABLE, RELATED PARTY

        In August 1996 the Company's vice president loaned the Company $100,000 at an annual interest rate of 13%, secured by the Company's accounts receivable. The loan maturity date was subsequently extended through December 1998, with interest payable monthly. Interest expense on this loan during the three months ended September 30, 1998 and 1997 amounted to $3,277 and $3,216, respectively. On October 30, 1998 the Company fully paid back this officer loan along with accrued interest of $1,104.

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

        In August 1998, 1,000 fully vested, non-qualified common stock options were exercised by two officers (500 shares apiece) at an exercise price of $.25 per share.

6.      INCOME TAXES

        During the quarter ended September 30, 1997, the Company reduced its income tax provision by $37,000, corresponding to a reduction in valuation allowance applied against the Company's net deferred tax benefit. This reduction reflected the increased likelihood of the Company utilizing its net operating loss carryforward.

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1998


7.      LEASE AGREEMENT

        In March 1997, the Company ("Lessor") leased out approximately 35,000 square feet of its Chatsworth facility. The lease agreement requires monthly base rent at $17,850, with approximately 2 1/2 months free rent and a cost of living increase every 18 months over the initial 62-month term of the lease. Accordingly, the scheduled rent increase in September 1998 incorporated a cost of living increase of approximately 2.4%. The tenant also reimburses the Company for pro-rata utilities, property taxes, and insurance. The lessee has an option to extend the original lease term for an additional 60 months. Rental income under this agreement, net of allocated depreciation and amortized deferred lease costs, amounted to $45,847 and $45,590 for the three month periods ended September 30, 1998 and September 30, 1997, respectively.

        Additionally, the tenant reimbursed the Company $23,175 in costs incurred in connection with negotiating the lease arrangement, contributed $100,000 toward the Company's cost of constructing improvements to its Chatsworth property, and agreed to loan the Company $288,000 at an annual interest rate of 10% to fund additional improvements. In December 1997, the tenant loaned the Company an additional $130,000 at an annual interest rate of 7% to fund roof repairs. At September 30, 1998 and June 30, 1998, the outstanding aggregate balance remaining on the loans was $321,851 and $344,840, respectively. The loans are being amortized monthly over 5 years (requiring level principal payments currently totaling $7,663), with the monthly payment netted against the lessee's rent (See Note 3).

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1998

8.      SUBSEQUENT EVENTS

        (a) The Company has received approval from City National Bank for a Real Estate Secured Loan (the "Term Loan") and a Revolving Line of Credit (the "Revolver"). The Term Loan is approved for a maximum amount of $1,550,000 or the amount owing under the existing first trust deed secured with Wells Fargo Bank, whichever is less, and is to be secured by a first trust deed on the Chatsworth facility. The loan is to be fully amortized over 15 years and is set at an effective annual interest rate of 2.50% over the rate applicable on Ten Year Treasury Notes at the time of the execution of the loan documents (approximately 7.25%). The Revolver allows for advances not to exceed the lesser of $1,250,000 or 80% of eligible accounts receivable, and is to be secured by a senior lien and perfected security interest on all personal property of the Company. The principal will mature on approximately October 1, 1999, with interest payable monthly at a variable annual interest rate equivalent to a bank reference rate plus 1.50% (currently 10.00%). Various financial covenants pertaining to a minimum level of working capital, net worth, etc. will apply. The loans are currently expected to fund sometime in late November or early December of 1998.

        (b) The Community Development Commission of the County of Los Angeles (the "CDC") has approved a $650,000 business loan to the Company, the proceeds of which are to be used to payoff the Company's unfunded pension liability and as a source of permanent working capital. The loan is to be fully amortized over a five year (60 month) period at a fixed annual interest rate of 7.50%. Monthly payments will approximate $13,025. The loan is to be collateralized by a first security interest in all equipment, and by a junior security interest in all other assets. The Company has agreed to attain certain employment goals in the 36 months following the funding of the loan.

                            NETWORKS ELECTRONIC CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Creation of Special Committee

Due to the growth trend the Company has established coupled with a probate court order requiring that the largest shareholder of the Company ("The Mihai D. Patrichi Trust", which owns approximately 47% of the Common Stock of the Company) must dispose of its interest in the Company, the Board of Directors of the Company has created a Special Committee (comprised of directors David Wachtel and Glenn Linderman) to retain the services of an investment banking firm and to investigate measures that could enhance shareholder value. This committee is currently in the process of negotiating the terms of engagement with an investment banking firm. See "Factors That May Affect Future Results and Financial Condition -- Control of Company" below.

Results of Operations

Company net sales for the three months ended September 30, 1998 increased 67% to $2,043,000 from $1,222,000 for the comparable period of the prior year. Bearing Division sales, comprising approximately 50% of the current sales mix, increased by 49% and Ordnance Division sales increased by 91%. Approximately $116,000 of Ordnance Division revenue pertained to re-shipped parts which had been previously paid-for and returned by a customer. The balance of these returned parts (with sales value approximating $122,000) will contribute to revenue during the next quarter. The increase in sales volume now being achieved is reflected in the overall backlog of orders, which is in excess of $5,400,000, is up approximately 35% from year-ago levels.

Gross profit margins during the quarter ended September 30, 1998 improved to 42.1% from 29.9% in the quarter ended September 30, 1997 due to both increased sales volume and numerous operational efficiencies brought about through organizational improvements. The Bearing Division margins increased by approximately 9 percentage points from the quarter ended September 30, 1997, while the Ordnance Division margins increased by approximately 13 percentage points from the quarter ended September 30, 1997. General and administrative expenses increased by 11% (approximately $18,000) compared to the three month period ended September 30, 1997, due primarily to higher legal and professional fees associated with a number of additional disclosures included in this year's Annual Form 10-K. The possibility of continued sales growth in the months ahead along with the fees expected to be paid to the investment banking firm expected to be retained by the Company could serve to push G & A expenses higher through the remainder of the current fiscal year.

                            NETWORKS ELECTRONIC CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Operating income during the quarter ended September 30, 1998 was in excess of $680,000, representing an increase of more than $475,000 from the prior year. This positive trend, complemented by the increase in new orders, provides further evidence that the Company has entered a new growth phase, in keeping with Management's long-range reorganization plan.

Non-operating income during the quarter ended September 30, 1998 was comparable to the quarter ended September 30, 1997 and should remain so for the foreseeable future. This is due to the Company having leased (since March 1997) a portion of its building to another enterprise, bringing in approximately $180,000 annually ($45,000 quarterly) in net rental income through at least March 2002 (the end of the initial lease term).

Interest expense declined slightly (about 4%) as compared to the prior year's September quarter, although total borrowing actually increased by approximately 3%, resulting in an effective interest rate decline to approximately 7.75% from approximately 8.0% during the September quarter of the prior year. Management has recently received approval for additional financing on favorable terms, which will serve to refinance its building loan and provide a working capital line of credit, while reducing the Company's effective borrowing rate.

Liquidity and Capital Resources

The Company's working capital at September 30, 1998 was $1,820,000 compared to $1,465,000 at June 30, 1998. The $355,000 improvement in working capital was largely the result of net income earned in the quarter ended September 30, 1998 of $400,000 less approximately $45,000 in capital expenditures. The short-term operating liquidity will be enhanced by the establishment of a revolving line-of-credit with expected availability in the range of $1,000,000 and by possible increased gross profit from expected higher sales, and is expected by the Company to be sufficient to meet the Company's near and mid-term capital requirements, namely, the funding of its pension plan obligation and the maturity of additional debt.

                            NETWORKS ELECTRONIC CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year 2000 Issue

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

The Year 2000 issue has an impact on both information technology ("IT") systems and non-IT systems, such as its manufacturing systems and physical facilities including, but not limited to, security systems and utilities. Although management believes that a majority of the Company's IT systems are Year 2000 ready, such systems still have to be tested for Year 2000 readiness. The Company is replacing or upgrading those systems that are identified as non-Year 2000 compliant. Certain IT systems previously identified as non-Year 2000 compliant are being upgraded or replaced which should be complete by June 30, 1999. Non-IT system issues are more difficult to identify and resolve. The Company is actively identifying non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations. As non-IT areas are identified, management formulates the necessary actions to ensure minimal disruption to its business processes. Although management believes that its efforts will be successful and the costs will be immaterial (i.e., less than $10,000) to its consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a potential impact.

The Company has initiated efforts to ensure Year 2000 readiness of its products and services. The Company is currently migrating to a Year 2000 compliant Network Operating System, and its key financial, manufacturing and other in-house systems are already materially compliant.

The Year 2000 readiness of its customers varies, and the Company is encouraging its customers to evaluate and prepare their own systems. These efforts by customers to address Year 2000 issues may affect the demand for certain products and services; however, the impact to the revenue or any change in revenue patterns is highly uncertain.

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

Year 2000 Issue (Continued)

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

Continued profits, if any, will depend upon various factors, including, but not limited to, management's ability to restore confidence in the Company, continued market acceptance of the Company's current products, the Company's ability to successfully manufacture its products, the ability of the Company to develop distribution and marketing channels, develop and introduce new products or to create new markets for its existing products

                            NETWORKS ELECTRONIC CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors That May Affect Future Results and Financial Condition (Continued)

History of Losses; Variability of Operating Results (Continued) as well as the successful implementation of its planned marketing strategies. If the Company is not able to achieve its operating and business objectives, the Company may find it necessary to reduce its expenditures for sales, marketing, and research and development, or undertake other such actions as may be appropriate, and may be otherwise unable to achieve its goals or continue its operations.

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

Dependence on Key Customers

During the quarters ended September 30, 1998 and 1997, sales to the Department of Defense constituted 23% and 11%, respectively, of the Company's sales. Sales to Textron Systems accounted for approximately 25% and 17%, respectively, of sales during these quarters. Sales to National Precision Bearing accounted for approximately 14% of Company sales for the quarter ended September 30, 1997. A significant decline in sales to any of these key customers could adversely affect the Company. Additionally, export sales (denominated in U.S. dollars) accounted for approximately 8%

                            NETWORKS ELECTRONIC CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors That May Affect Future Results and Financial Condition (Continued)

Dependence on Key Customers (Continued)

and 14% of sales revenue by the Company for the quarters ended September 30, 1998 and September 30, 1997, respectively.

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

No Earthquake Insurance

The Company's principal executive offices are located in a facility owned by the Company in Chatsworth, California - an area that sustained damage from the 1994 Northridge, California earthquake. The Company does not currently carry insurance against earthquake-related risks. The Company suffered approximately $1.2 million in damages, costs and renovations to its facility resulting from that earthquake, and recovered only approximately $384,000 from insurers as a result of insured flood damage caused by the earthquake.

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

In the matter of In Re: Mihai D. Patrichi Trust (Case No. BP03796), now pending in the Superior Court of California for the county of Los Angeles, the court has ruled that the Trust must dispose of all of its shares in the Company. Sale by the Trust of its interest in the Company would effect a change in the control of the Company.

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

Control of Company (Continued)

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

Contracts (Continued)

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

                            NETWORKS ELECTRONIC CORP.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company generally has export sales ranging between 5% and 15% of total sales during the period. These transactions are denominated in U.S. dollars, effectively protecting the Company against foreign currency fluctuations.

At September 30, 1998, the Company had a mortgage note payable of approximately $1,550,000 and a promissory note payable of approximately $250,000 that were both indexed to reference rates. Accordingly, a 1% increase in the applicable reference rates would result in additional interest expense of $18,000 per year, assuming no change in the level of borrowing.

                            NETWORKS ELECTRONIC CORP.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

(a) Through January 4, 1993, Networks Electronic Corp.'s common stock was traded in NASDAQ OVER-THE COUNTER MARKETS and was listed in NATIONAL MARKET ISSUES under NWRK. Subsequent to that date, due to certain size and activity requirements, the common stock of Networks Electronic Corp. was removed from trading on the NASDAQ national market system. The common stock is currently traded on the OTC Electronic Bulletin Board.

(c) During the quarter ended September 30, 1998, the Company issued an aggregate of 1,000 shares of its common stock upon exercise of non-qualified stock options granted to two key employees. The shares (500 each) were issued in exchange for an aggregate of $250 in cash. These shares were acquired for investment and without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under Section 4(2) thereof as transactions not involving a public offering.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

                            NETWORKS ELECTRONIC CORP.

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits

        3.1  Articles of Incorporation of the Registrant*
        3.2  By-Laws of the Registrant*
       27.1  Financial Data Schedule

* Incorporated by reference to Registrant's Annual Report on Form-10K for the year ended June 30, 1998.

b. Reports on Form 8-K:

     There were no reports on Form 8-K filed for the three months ended September 30, 1998.

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




Date: November 7, 1998