Form 10-Q
period 1998-12-31
NETWORKS ELECTRONIC CORP
filed 1999-02-16
CIK 71106

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

          [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation of organization)                      Identification Number)


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

                             Yes    X    No
                                 -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of

           CLASS                                          1,672,221
------------------------------                  --------------------------------
Common Stock -- $.25 par value                  Outstanding at February 12, 1999

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                            NETWORKS ELECTRONIC CORP.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                       December 31, 1998 and June 30, 1998

                                                Dec. 31,          June 30,
                                                  1998              1998
                                              ----------        ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                $  262,594        $  338,666
     Trade accounts receivable, net            1,401,160         1,303,501
     Other receivables                             6,393             7,787
     Due from officer                              3,586            15,093
     Inventories, net                          1,480,988         1,432,781
     Prepaid expenses and deposits                64,269            30,576
     Deferred income taxes -- current             50,000            65,000
                                              ----------        ----------
             Total current assets              3,268,990         3,193,404
                                              ----------        ----------
PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                       146,664           146,664
     Building and improvements                 3,705,944         3,698,588
     Machinery and equipment                   4,501,525         4,418,639
                                              ----------        ----------
                                               8,354,133         8,263,891
     Less accumulated depreciation             5,929,056         5,854,878
                                              ----------        ----------
     Property and equipment, net               2,425,077         2,409,013
                                              ----------        ----------
DEFERRED INCOME TAXES,
  NON-CURRENT PORTION                             11,701            16,701

DEFERRED CHARGES, NET                             49,777            61,387
                                              ----------        ----------
             Total assets                     $5,755,545        $5,680,505
                                              ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                       December 31, 1998 and June 30, 1998

                                                Dec. 31,          June 30,
                                                  1998              1998
                                              ----------        ----------
ASSETS

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable and current
      maturities of long-term debt            $  208,000       $  492,000
     Note payable, related party --
      current portion                                 --          100,000
     Accounts payable                            234,796          291,619
     Customer advances and deposits                   --          238,318
     Current portion of pre-petition debt:
      Accrued pension liability                  160,899          152,157
      Other payables                               3,316            6,689
     Income taxes payable                         88,555          232,295
     Other accrued expenses                      186,274          213,419
                                              ----------       ----------
     Total current liabilities                   881,840        1,726,497
                                              ----------       ----------
LONG-TERM DEBT:
     Long-term debt, less current
      maturities                               2,968,567        2,829,329
     Accrued pension liability                   176,891          179,633
                                              ----------       ----------
COMMITMENTS AND CONTINGENCIES                         --               --
                                              ----------       ----------
STOCKHOLDERS' EQUITY:
     Common stock, par value $.25 per share;
       authorized 10,000,000 shares, issued
       and outstanding 1,672,221 and 1,671,221
       shares at December 31, 1998 and
       June 30, 1998, respectively               418,055          417,805
     Additional paid-in capital                  280,985          280,985
     Stock options exercisable                     6,750            6,750
     Retained earnings                         1,350,649          567,698
     Accumulated other comprehensive
      income (loss)                             (328,192)        (328,192)
                                              ----------       ----------
     Total stockholders' equity                1,728,247          945,046
                                              ----------       ----------
Total liabilities and stockholders' equity    $5,755,545       $5,680,505
                                              ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                 Three Months Ended           Six Months Ended
                                     December 31,                December 31,
                                1998              1997     1998              1997
                                ----------------------     ----------------------
Sales                           $2,038,390  $1,564,322     $4,081,662  $2,786,764

Cost of sales                    1,206,463   1,081,505      2,389,587   1,938,131
                                ----------  ----------     ----------  ----------
Gross profit                       831,927     482,817      1,692,075     848,633

Selling, administrative
 and other operating exp.          189,994     131,516        367,947     291,924
                                ----------  ----------     ----------  ----------
  Operating income                 641,933     351,301      1,324,128     556,709

Other income (expense):
  Rental income, net                46,597      45,729         92,444      91,319
  Interest and non-
   operating expenses,
   net                             (56,383)    (75,746)      (113,421)   (142,390)
                                ----------  ----------      ---------  ----------
    Income before
     income taxes                  632,147     321,284      1,303,151     505,638

Provision for
 income taxes                      252,200      64,100        520,200     101,900
                                ----------  ----------      ---------  ----------
    Net income                  $  379,947  $  257,184      $ 782,951  $  403,738
                                ==========  ==========      =========  ==========
Net income
 per share -- basic             $      .23  $      .15      $     .47  $      .24
                                ==========  ==========      =========  ==========
Average weighted
 number of shares
 outstanding -- basic            1,672,221   1,671,221      1,672,221   1,671,221
                                ==========  ==========      =========  ==========
Net income
 per share -- diluted           $      .23  $      .15      $     .47  $      .24
                                ==========  ==========      =========  ==========
Average weighted
 number of shares
 outstanding -- diluted          1,676,649   1,671,971      1,676,537   1,671,971
                                ==========  ==========     ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                       Six Months Ended     Six Months Ended
                                          December 31,         December 31,
                                             1998                1997
                                       ----------------     ----------------
Cash flows from operating activities:
   Net income                             $ 782,951            $ 403,738
                                          ---------            ---------
Adjustments to reconcile net income
  to net cash used in  operating
  activities:
    Non-cash items included
     in net income:
       Depreciation and
        amortization                         85,788               74,232
       Deferred income taxes                 20,000               99,100
   Changes in:
       Receivables                          (84,758)            (249,734)
       Inventories                          (48,207)            (194,711)
       Prepaid expenses and deposits        (33,693)             (41,032)
       Accounts payable and
        accrued expenses                    (87,341)             181,044
       Customer advances and deposits      (238,318)                -
       Income taxes payable                (143,740)               2,000
       Accrued pension liability              6,000               (1,200)
                                          ---------            ---------
         Total adjustments                 (524,269)            (130,301)
Net cash provided by
  operating activities                      258,682              273,437
                                          ---------            ---------


   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                       Six Months Ended     Six Months Ended
                                          December 31,         December 31,
                                              1998                1997
                                       ----------------     ----------------
Cash flows from investing
 activities:
  Capital expenditures                    $ (90,242)           $(210,142)
                                          ---------            ---------
Net cash used in
  investing activities                      (90,242)            (210,142)
                                          ---------            ---------
Cash flows from financing
 activities:
  Proceeds from long-term borrowings             --              320,625
  Mortgage debt reduction                   (60,000)             (60,000)
  Other payments of long-term debt          (84,762)             (55,165)
  Payments on note payable,
   related party                           (100,000)                  --
  Issuance of common stock                      250                   --
                                          ---------            ---------
Net cash provided by (used in)
  financing activities                     (244,512)             205,460
                                          ---------            ---------
Net increase (decrease) in
  cash and cash equivalents                 (76,072)             268,755

Cash and cash equivalents
  at beginning of period                    338,666              185,144
                                          ---------            ---------
Cash and cash equivalents
  at end of period                        $ 262,594            $ 453,899
                                          =========            =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                         $ 585,940            $     800
                                          =========            =========
Interest paid                             $ 123,110            $ 132,244
                                          =========            =========


   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998


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


2.   INVENTORIES

     Inventories are valued at the lower of cost (FIFO) or market. The inventories at December 31, 1998 and June 30, 1998 consisted of the following:

                                       December 31,      June 30,
                                          1998            1998
                                       ------------    ----------
       Raw materials                   $  159,257      $  132,287

       Work in process                    971,889         629,592

       Finished goods and components      754,842       1,045,902
                                        ---------      ----------
                                        1,885,988       1,807,781
       Less reserve for obsolescence     (405,000)       (375,000)
                                       ----------      ----------
       Total                           $l,480,988      $1,432,781
                                       ==========      ==========

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998


3.   LONG-TERM DEBT


     At December 31, 1998 and June 30, 1998, the Company's long-term debt consisted of the following:

                                                                                   December 31,     June 30,
                                                                                      1998           1998
                                                                                   -------------    ----------
     Note payable to bank, secured by first deed of trust on land and building, principal payable in monthly installments of $10,000 through June 2000, with interest payable at a reference rate plus 2.25% (10.00% and 10.75% at
     December 31, 1998 and June 30, 1998, respectively). A balloon payment for
     $1,342,528 is due in June 2000.                                                $1,522,528      $1,582,528

     Note payable to Community Redevelopment Agency, City of Los Angeles
     ("CRA"), non-interest bearing construction loan, secured by second deed of trust on land and building, no principal payments required through August
     2001, with level monthly principal payments of $4,604 applicable over the
     remaining 20 years through August 2021.                                         1,105,000       1,105,000

     Notes payable to lessee, secured by assignment of rents, principal payable in monthly installments totaling $7,663 through March 2002, with interest payable monthly at annual rates ranging from 7.0% to 10.0% (blended rate
     8.88% at December 31, 1998.                                                       298,861         344,840

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998


3.    LONG-TERM DEBT (Continued)

                                                                                   December 31,     June 30,
                                                                                      1998           1998
                                                                                   -------------    ----------
     Note payable to financial institution, secured by machinery and equipment, principal payments in monthly installments of $5,667 along with interest at a reference rate plus 2.75% (10.50% and 11.25% at December 31, 1998 and
     June 30, 1998, respectively) through March 1999, with a balloon payment for the balance also due in March 1999. A 7.5% prepayment penalty applies on
     the outstanding balance if this loan is refinanced prior to maturity.             234,500         268,500

     Note payable to finance company, secured by telephone equipment, payable in monthly installments of $656 including interest at an annual rate of
     approximately 17.3%. Matures in October 1999.                                       5,164           8,259

     Note payable to vendor, secured by office equipment, payable in monthly installments of $395 including interest at an annual rate of approximately
     12.4%. Matures in December 2001.                                                   10,514          12,202
                                                                                    ----------      ----------
                                                                                     3,176,567       3,321,329
     Less current maturities                                                           208,000         492,000
                                                                                    ----------      ----------
     Total                                                                          $2,968,567      $2,829,329
                                                                                    ==========      ==========

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998


4.   NOTE PAYABLE, RELATED PARTY


     In August 1996 the Company's vice president loaned the Company $100,000 at an annual interest rate of 13%, secured by the Company's accounts receivable. The loan maturity date was subsequently extended through December 1998, with interest payable monthly. On October 30, 1998 the Company fully paid back this officer loan along with accrued interest of $1,104. Interest expense on this loan during the six months ended December 31, 1998 and 1997 amounted to $4,381 and $6,552, respectively.


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


6.   INCOME TAXES


     During the six month period ended December 31, 1997, the Company reduced its income tax provision by approximately $102,000, corresponding to a reduction in valuation allowance applied against the Company's net deferred tax benefit. This reduction reflected the increased likelihood of the Company utilizing its net operating loss carryforward.

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998


7.   LEASE AGREEMENT

     In March 1997, the Company ("Lessor") leased out approximately 35,000 square feet of its Chatsworth facility. The lease agreement requires monthly base rent at $17,850, with approximately 2 1/2 months free rent and a cost of living increase every 18 months over the initial 62-month term of the lease. Accordingly, the scheduled rent increase in September 1998 incorporated a cost of living increase of approximately 2.4%. The tenant also reimburses the Company for pro-rata utilities, property taxes, and insurance. The lessee has an option to extend the original lease term for an additional 60 months. Rental income under this agreement, net of allocated depreciation and amortized deferred lease costs, amounted to $92,444 and $91,319 for the six month periods ended December 31, 1998 and December 31, 1997, respectively.

     Additionally, the tenant reimbursed the Company $23,175 in costs incurred in connection with negotiating the lease arrangement, contributed $100,000 toward the Company's cost of constructing improvements to its Chatsworth property, and agreed to loan the Company $288,000 at an annual interest rate of 10% to fund additional improvements. In December 1997, the tenant loaned the Company an additional $130,000 at an annual interest rate of 7% to fund roof repairs. At December 31, 1998 and June 30, 1998, the outstanding aggregate balance remaining on the loans was $298,861 and $344,840, respectively. The loans are being amortized monthly over 5 years (requiring level principal payments currently totaling $7,663), with the monthly payment netted against the lessee's rent (See Note 3).

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998


8.   NEW ACCOUNTING PRONOUNCEMENT


     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has elected to display comprehensive income, which has historically been attributable to minimum pension liability adjustments, as a component of the Statement of stockholders' Equity (when presented). In addition, the equity section of the balance sheet has been reclassified to conform with this standard.


9.   INVESTMENT BANKER


     Due to the growth trend the Company has established coupled with a probate court order requiring that the largest shareholder of the Company ("The Mihai D. Patrichi Trust", which owns approximately 47% of the Common Stock of the Company) dispose of its interest in the Company, the Board of Directors of the Company has created a Special Committee (the "Committee"), comprised of directors David Wachtel and Glenn Linderman, to retain the services of an investment banking firm and to investigate measures that could enhance shareholder value. In November 1998 the Committee engaged the investment banking firm of The Seidler Companies Incorporated ("TSC") to be exclusive financial advisor to the Committee and to provide certain financial advisory and investment banking services with regard to maximizing the value of the Company's assets in a business transaction. TSC is to be engaged for an initial period of one year and, upon notice from the Committee, for additional six-month extension periods, although the current engagement may be terminated by either the Committee or TSC at any time and for any reason upon 10 days' written notice from one party to the other.

     For purposes of this engagement, a business transaction is generally one in which 50% or more of the outstanding shares of the Company effectively change hands or one in which solely more than 51% of the Trust's current interest in the Company is sold. In these instances,

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998


9.   INVESTMENT BANKER (Continued)

     it is anticipated that contractual transaction fees paid to TSC(subject to certain minimums) will range between 2% and 3% of the aggregate consideration paid, depending upon the exact nature of the completed transaction. The Company has paid TSC an initial retainer fee of $25,000, which will be fully credited against the above transaction fees if a business transaction is consummated. Additionally, the Company has agreed to pay TSC a fee of $50,000 if a fairness opinion is rendered by TSC in connection with a registration statement.


10.  SUBSEQUENT EVENTS

     (a) On February 1, 1999 the Company received a Real Estate Secured Loan (the "Term Loan") and a Revolving Line of Credit (the "Revolver") from City National Bank. The Term Loan for approximately $1,550,000, covered the amount owed under the existing first trust deed, secured with Wells Fargo Bank (See Note 3 above) and is secured by a first trust deed on the Chatsworth facility. The loan is to be fully amortized over 15 years and is set at an effective annual interest rate of 2.50% over the rate applicable on Ten Year Treasury Notes at the time of the execution of the loan documents (approximately 7.27%), with monthly installments of principal and interest approximating $14,167 and commencing March 1, 1999. The Revolver allows for advances not to exceed the lesser of $1,250,000 or 80% of eligible accounts receivable, and is to be secured by a senior lien and perfected security interest on all personal property of the Company. The principal will mature on approximately February 1, 2000, with interest payable monthly at a variable annual interest rate equivalent to a bank reference rate plus 1.50% (currently 10.00%). Various financial covenants pertaining to a minimum level of working capital, net worth, etc. will apply.

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998


10.  SUBSEQUENT EVENTS (Continued)

     (b) The Community Development Commission of the County of Los Angeles (the "CDC") has approved a $650,000 business loan to the Company, the proceeds of which are to be used as working capital. The loan is expected to be funded in March 1999 and will be fully amortized over a five-year (60-month) period at a fixed annual interest rate of 7.50%. Monthly payments will approximate $13,025. The loan is to be collateralized by a first security interest in all equipment, and by a junior security interest in all other assets. The Company has agreed to attain certain employment goals in the 36 months following the funding of the loan.

                            NETWORKS ELECTRONIC CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations

Company net sales for the six months ended December 31, 1998 increased 46% to $4,082,000 from $2,787,000 for the comparable period of the prior year. Bearing Division sales, comprising approximately 50% of the current sales mix, increased by 53% and Ordnance Division sales increased by 40%. Approximately $238,000 of Ordnance Division revenue pertained to re-shipped parts which had been previously paid-for and returned by a customer prior to June 30, 1998. For the quarter ended December 31, 1998, net sales increased by approximately 30% from the comparable period of the prior year.

The Company's backlog of orders increased by 65% when compared to the same period a year earlier. At December 31, 1998 the backlog was in excess of $7,000,000 compared to $4,200,000 at December 31, 1997. Approximately $800,000
of the $7,000,000 backlog is pending contract definitization. While there can be no assurances, management does not expect any material changes to this contract following definitization.

Gross profit margins during the six months ended December 31, 1998 improved to 41.5% from 30.5% for the six months ended December 31, 1997 due to both increased sales volume and operational efficiencies brought about through overall organizational improvements. The Bearing Division margins increased by approximately 14 percentage points from the six months ended December 31, 1997, while the Ordnance Division margins increased by approximately 9 percentage points from the six month period ended December 31, 1997.

General and administrative expenses increased by 26% (approximately $76,000) compared to the six month period ended December 31, 1997, due primarily to higher legal and professional fees associated with a number of additional disclosures included in this year's Annual Form 10-K and the engagement of an investment banking firm retained to enhance shareholder value. The possibility of continued sales growth in the months ahead, along with additional fees to be paid to the investment banking firm (upon consummation of a business transaction) could cause G & A expenses to continue to increase through the remainder of the current fiscal year.

Consistent with the growth trend established by the Company, operating income increased by more than $767,000 to $1,324,000, when compared with the six months ended December 31, 1997.

                            NETWORKS ELECTRONIC CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

Results of Operations (Continued)

Non-operating income during the six months ended December 31, 1998 was comparable to the six months ended December 31, 1997 and should remain so for the foreseeable future. The Company has leased (since March 1997) a portion of its building to another enterprise, bringing in approximately $180,000 annually ($45,000 quarterly) in net rental income through at least March 2002 (the end of the initial lease term).

Interest expense declined by about 14% as compared to the prior year's six month period ended December 31st, with average aggregate borrowing decreasing by approximately 4%, primarily the result of a pay-off of a $100,000 officer note. The effective annual interest rate was approximately 7.50% and 8.25% during the six months ended December 31, 1998 and December 31, 1997 respectively. The interest rate decline was largely due to a general 0.75% decrease in bank reference rates last fall.

Management has recently obtained improved financing, to refinance its building loan and provide a working capital line of credit, while reducing the Company's effective borrowing rate.

Liquidity and Capital Resources

The Company's working capital at December 31, 1998 was $2,385,000 compared to $1,465,000 at June 30, 1998. The $920,000 improvement in working capital was largely the result of net income earned in the six months ended December 31, 1998 of $783,000, less approximately $90,000 in capital expenditures, plus the reclassification of approximately $224,000 in debt from short-term to long-term (due to a pending re-finance). The short-term operating liquidity is expected to be enhanced by the current growth trend in sales established by the Company, along with the new revolving line-of-credit with expected availability in the range of $1,000,000. This anticipated improvement is expected by the Company to be sufficient to meet the Company's near and mid-term capital requirements, namely, the funding of its pension plan obligation and the maturity of additional debt.

                            NETWORKS ELECTRONIC CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

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

The Company has also initiated efforts to assess the Year 2000 readiness of its key suppliers and business partners. The Company's direction of this effort is to ensure the adequacy of resources and supplies to minimize any potential business interruptions. Management plans to complete this part

                            NETWORKS ELECTRONIC CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

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

Factors That May Affect Future Results and Financial Condition (Continued)
--------------------------------------------------------------------------------

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

Dependence on Key Customers

During the six-month periods ended December 31, 1998 and 1997, sales to Textron Systems accounted for approximately 19% and 26%, respectively, of the Company's sales. Sales to the Department of Defense constituted approximately 21% of the Company's sales during the six-month period ended December 31, 1998. A significant decline in sales to any key customers could adversely affect the Company.

                            NETWORKS ELECTRONIC CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors That May Affect Future Results and Financial Condition (Continued)
--------------------------------------------------------------------------------

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

                            NETWORKS ELECTRONIC CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors That May Affect Future Results and Financial Condition (Continued)
--------------------------------------------------------------------------------

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

The Board of Directors of the Company has established a special committee (the "Special Committee") to examine and make a recommendation to the Board of Directors, as to what actions the Company should take in connection with the Trust's sale of all of its interest in the Company. The Special Committee has engaged an investment banking firm (The Seidler Companies Incorporated) to determine the course of conduct to be adopted by the Company and to investigate methods of enhancing shareholder value, including the possible sale of the Company, merger or consolidation of the Company with complimentary businesses, acquisition and recapitalizations.

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

Factors That May Affect Future Results and Financial Condition (Continued)
--------------------------------------------------------------------------------

Control of Company (Continued)

inability of management to make the change of control smoothly could have an adverse effect on the business and operational results of the Company. In addition, there can be no assurance that the present and potential customers of the Company will continue their current utilization patterns without regard to a change of control. A loss of key members of management could affect business relations with the Company's customers. Any significant reduction in utilization patterns by the Company's customers could have an adverse effect on the near-term business and results of operations of the Company's business.

The Company expects that the costs related to the retention of investment bankers, as well as additional legal and accounting fees expected to be incurred, will impact the Company's earnings during the fiscal year.

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

Factors That May Affect Future Results and Financial Condition (Continued)
--------------------------------------------------------------------------------

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

At December 31, 1998, the Company had a mortgage note payable of approximately $1,525,000 and a promissory note payable of approximately $235,000 that were both indexed to reference rates. Accordingly, a 1% increase in the applicable reference rates would result in additional interest expense of $17,600 per year, assuming no change in the level of borrowing.

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

(c) During the six months ended December 31, 1998, the Company issued an aggregate of 1,000 shares of its common stock upon exercise of non-qualified stock options granted to two key employees. The shares (500 each) were issued in exchange for an aggregate of $250 in cash. These shares were acquired for investment and without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under Section 4(2) thereof as transactions not involving a public offering.


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

          3.1  Articles of Incorporation of the Registrant*

          3.2  By-Laws of the Registrant*

         27.1  Financial Data Schedule

* Incorporated by reference to Registrant's Annual Report on Form-10K for the year ended June 30, 1998.

b.   Reports on Form 8-K:

     There were no reports on Form 8-K filed for the three months ended December 31, 1998.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NETWORKS ELECTRONIC CORP.
                                        (Registrant)


                                        BY: DAVID WACHTEL
                                        ----------------------------------------
                                            DAVID WACHTEL

                                            Chairman of the Board,
                                            Chief Executive Officer,
                                            President, Chief Financial
                                            Officer



Date: February 12, 1999