Form 10-Q
period 1999-03-31
NETWORKS ELECTRONIC CORP
filed 1999-05-13
CIK 71106

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q


[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                               Yes  X    No
                                   ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of

                  CLASS                          1,673,888
      -----------------------------    -------------------------------
      Common Stock - $.25 par value      Outstanding at May 12, 1999

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                            NETWORKS ELECTRONIC CORP.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                        March 31, 1999 and June 30, 1998

                                                    Mar. 31,          June 30,
                                                      1999              1998
                                                   ----------        ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                     $  476,751         $  338,666
     Trade accounts receivable, net                 1,142,439          1,303,501
     Other receivables                                  6,563              7,787
     Due from officer                                   3,669             15,093
     Inventories, net                               1,529,348          1,432,781
     Prepaid expenses and deposits                     58,936             30,576
     Deferred income taxes -- current                  50,000             65,000
                                                   ----------         ----------
             Total current assets                   3,267,706          3,193,404
                                                   ----------         ----------
PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                            146,664            146,664
     Building and improvements                      3,705,944          3,698,588
     Machinery and equipment                        4,512,773          4,418,639
                                                   ----------         ----------
                                                    8,365,381          8,263,891
     Less accumulated depreciation                  5,966,145          5,854,878
                                                   ----------         ----------
     Property and equipment, net                    2,399,236          2,409,013
                                                   ----------         ----------
DEFERRED INCOME TAXES,
  NON-CURRENT PORTION                                  11,701             16,701

DEFERRED CHARGES, NET                                  72,239             61,387
                                                   ----------         ----------
             Total assets                          $5,750,882         $5,680,505
                                                   ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                        March 31, 1999 and June 30, 1998

                                                    Mar. 31,          June 30,
                                                      1999              1998
                                                   ----------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current
   maturities of long-term debt                    $  157,000         $  492,000
  Note payable, related party --
   current portion                                         --            100,000
  Accounts payable                                    215,430            291,619
  Customer advances and deposits                           --            238,318
  Current portion of pre-petition
  debt:
   Accrued pension liability                          167,304            152,157
   Other payables                                          --              6,689
  Income taxes payable                                 82,455            232,295
  Other accrued expenses                              220,281            213,419
                                                   ----------         ----------
  Total current liabilities                           842,470          1,726,497
                                                   ----------         ----------
LONG-TERM DEBT:
  Long-term debt, less current
   maturities                                       2,781,712          2,829,329
  Accrued pension liability                            41,387            179,633
                                                   ----------         ----------
COMMITMENTS AND CONTINGENCIES                              --                 --
                                                   ----------         ----------
STOCKHOLDERS' EQUITY:
  Common stock, par value $.25 per
    share; authorized 10,000,000 shares,
    issued and outstanding 1,673,888 and
    1,671,221 shares at March 31, 1999
    and June 30, 1998, respectively                   418,472            417,805
  Additional paid-in capital                          285,327            280,985
  Stock options exercisable                             4,625              6,750
  Retained earnings                                 1,705,081            567,698
  Accumulated other comprehensive
    income (loss)                                    (328,192)          (328,192)
                                                   ----------         ----------
  Total stockholders' equity                        2,085,313            945,046
                                                   ----------         ----------
Total liabilities and stockholders'
  equity                                           $5,750,882         $5,680,505
                                                   ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                       Three Months Ended                      Nine Months Ended
                                           March 31,                               March 31,
                                    1999                1998                1999               1998
                                -----------         -----------         -----------         -----------
Net sales                       $ 1,984,218         $ 1,500,737         $ 6,065,880         $ 4,287,501

Cost of sales                     1,236,642           1,024,501           3,626,229           2,962,632
                                -----------         -----------         -----------         -----------
  Gross profit                      747,576             476,236           2,439,651           1,324,869

Selling, administrative
and other operating expense         160,882             145,464             528,829             437,388
                                -----------         -----------         -----------         -----------
  Operating income                  586,694             330,772           1,910,822             887,481

Other income (expense):
  Rental income, net                 46,649              45,589             139,093             136,908
  Interest and non-
   operating expenses,
   net                              (43,011)            (46,562)           (156,432)           (188,952)
                                -----------         -----------         -----------         -----------
    Income before
     income taxes                   590,332             329,799           1,893,483             835,437

Provision for
 income taxes                       235,900              68,100             756,100             170,000
                                -----------         -----------         -----------         -----------
    Net income                  $   354,432         $   261,699         $ 1,137,383         $   665,437
                                ===========         ===========         ===========         ===========
Net income
 per share -- basic             $       .21         $       .16         $       .68         $       .40
                                ===========         ===========         ===========         ===========
Average weighted
 number of shares
 outstanding -- basic             1,673,210           1,671,221           1,672,367           1,671,221
                                ===========         ===========         ===========         ===========
Net income
 per share -- diluted           $       .21         $       .16         $       .68         $       .40
                                ===========         ===========         ===========         ===========
Average weighted
 number of shares
 outstanding -- diluted           1,677,489           1,673,986           1,677,310           1,672,021
                                ===========         ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                              Nine Months Ended  Nine Months Ended
                                                    March 31,         March 31,
                                                      1999              1998
                                                   ----------        ----------
Cash flows from operating activities:
   Net income                                      $1,137,383         $  665,437
                                                   ----------         ----------
Adjustments to reconcile net income
  to net cash used in
  operating activities:
   Non-cash items included
    in net income:
       Depreciation and
        amortization                                  125,792            112,909
       Deferred income taxes                           20,000            135,200
   Changes in:
       Receivables                                    173,710             38,665
       Inventories                                    (96,567)          (248,057)
       Prepaid expenses and deposits                  (28,360)           (15,494)
       Deferred charges                               (25,377)            (2,184)
       Accounts payable and
        accrued expenses                              (76,016)           (50,651)
       Customer advances and deposits                (238,318)                --
       Income taxes payable                          (149,840)            34,000
       Accrued pension liability                     (123,099)          (260,014)
                                                   ----------         ----------
         Total adjustments                           (418,075)          (255,626)
                                                   ----------         ----------
           Net cash provided by
             operating activities                     719,308            409,811
                                                   ----------         ----------


   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                              Nine Months Ended  Nine Months Ended
                                                    March 31,         March 31,
                                                      1999              1998
                                                   ----------        ----------
Cash flows from investing activities:
  Capital expenditures                             $ (101,490)        $ (298,895)
                                                   ----------         ----------
Net cash used in
  investing activities                               (101,490)          (298,895)
                                                   ----------         ----------
Cash flows from financing activities:
  Proceeds from long-term borrowings                1,550,000            320,625
  Mortgage debt reduction                          (1,582,528)           (90,000)
  Other payments of long-term debt                   (350,089)           (96,496)
  Payments on note payable,
   related party                                     (100,000)                --
  Issuance of common stock                              2,884                 --
  Stock options issued                                     --              6,750
                                                   ----------         ----------
Net cash provided by (used in)
  financing activities                               (479,733)           140,879
                                                   ----------         ----------
Net increase in
  cash and cash equivalents                           138,085            251,795

Cash and cash equivalents
  at beginning of period                              338,666            185,144
                                                   ----------         ----------
Cash and cash equivalents
  at end of period                                 $  476,751         $  436,939
                                                   ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                                  $  827,940         $      800
                                                   ==========         ==========
Interest paid                                      $  173,057         $  196,805
                                                   ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1999


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


2.   INVENTORIES

     Inventories are valued at the lower of cost (FIFO) or market. The inventories at March 31, 1999 and June 30, 1998 consisted of the following:

                                           March 31,            June 30,
                                             1999                 1998
                                          ----------           ----------
     Raw materials                        $  166,410           $  132,287

     Work in process                         938,750              629,592

     Finished goods and components           881,688            1,045,902
                                          ----------           ----------
                                           1,986,848            1,807,781
     Less reserve for obsolescence          (457,500)            (375,000)
                                          ----------           ----------
     Total                                $l,529,348           $1,432,781
                                          ==========           ==========

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1999


3.   LONG-TERM DEBT

     At March 31, 1999 and June 30, 1998, the Company's long-term debt consisted of the following:

                                                         March 31,     June 30,
                                                           1999          1998
                                                        -----------   ----------
     Note payable to bank, secured by first
     deed of trust on land and building,
     payable in monthly installments of
     $14,167 including interest at an annual
     rate of 7.27%. Matures in February 2014.            $1,544,553   $       --

     Note payable to bank, secured by first
     deed of trust on land and building,
     principal payable in monthly
     installments of $10,000 through June
     2000, with interest payable at a
     reference rate plus 2.25% (10.00% and
     10.75% at March 31, 1999 and June 30,
     1998, respectively), with a balloon
     payment for $1,342,528 due in June 2000.
     Refinanced in February 1999.                                --    1,582,528

     Note payable to Community Redevelopment
     Agency, City of Los Angeles ("CRA"),
     non-interest bearing construction loan
     secured by second deed of trust on land
     and building, no principal payments
     required through August 2001, with level
     monthly principal payments of $4,604
     applicable over the remaining 20 years
     through August 2021.                                 1,105,000    1,105,000

     Notes payable to lessee, secured by
     assignment of rents, principal payable
     in monthly installments totaling $7,663
     through March 2002, with interest
     payable monthly at annual rates ranging
     from 7.0% to 10.0% (blended rate 8.88%
     at March 31, 1999.                                     275,872      344,840

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1999


3.   LONG-TERM DEBT  (Continued)

                                                         March 31,     June 30,
                                                           1999          1998
                                                        -----------   ----------
     Note payable to financial institution,
     secured by machinery and equipment,
     principal payments in monthly
     installments of $5,667 along with
     interest at a reference rate plus 2.75%
     (10.50% and 11.25% at March 31, 1999 and
     June 30, 1998, respectively) through
     March 1999, with a balloon payment for
     the balance of $223,167 paid in March
     1999.                                                       --      268,500

     Note payable to finance company, secured
     by telephone equipment, payable in
     monthly installments of $656 including
     interest at an annual rate of
     approximately 17.3%. Matures in October
     1999.                                                    3,616        8,259

     Note payable to vendor, secured by
     office equipment, payable in monthly
     installments of $395 including interest
     at an annual rate of approximately
     12.4%. Matures in December 2001.                         9,671       12,202
                                                         ----------   ----------
                                                          2,938,712    3,321,329
      Less current maturities                               157,000      492,000
                                                         ----------   ----------
      Total                                              $2,781,712   $2,829,329
                                                         ==========   ==========

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1999


3.   LONG-TERM DEBT (Continued)

     In February 1999 the Company received a Real Estate Secured Loan (the "Term Loan") and a Revolving Line of Credit (the "Revolver") from City National Bank. The Term Loan for approximately $1,550,000, covered the amount owed under the existing first trust deed, secured with Wells Fargo Bank (See
     Note 3 above) and is secured by a first trust deed on the Chatsworth facility. The loan is fully amortized over 15 years and is set at an effective annual interest rate of 2.50% over the rate applicable on Ten Year Treasury Notes at the time of the execution of the loan documents (approximately 7.27%), with monthly installments of principal and interest approximating $14,167 and commencing March 1, 1999. The Revolver allows for advances not to exceed the lesser of $1,250,000 or 80% of eligible accounts receivable, and is secured by a senior lien and perfected security interest on all personal property of the Company. The principal matures on approximately February 1, 2000, with interest payable monthly at a variable annual interest rate equivalent to a bank reference rate plus 1.50% (currently 10.00%). Various financial covenants pertaining to a minimum level of working capital, net worth, etc. apply.

     In March 1999 the Company repaid in full its outstanding loan obligation with a financial institution in the amount of $224,898, including $223,167 in principal and $2,231 in accrued interest, less a $500 deposit. The funds for the pay-off were provided by operations.


4.   NOTE PAYABLE, RELATED PARTY

     In August 1996 the Company's vice president loaned the Company $100,000 at an annual interest rate of 13%, secured by the Company's accounts receivable. The loan maturity date was subsequently extended through December 1998, with interest payable monthly. On October 30, 1998 the Company fully paid back this officer loan along with accrued interest of $1,104. Interest expense on this loan during the nine months ended March 31, 1999 and 1998 amounted to $4,381 and $9,757, respectively.

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1999


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

     During the quarter ended March 31, 1999, 1,667 of the above stock options were exercised by officers and key employees; another 1,166 options expired due to an employee's termination of employment. The balance of issued but unexercised stock options at March 31, 1999 amounted to 6,167 shares.

     In August 1998, 1,000 fully vested, non-qualified common stock options were exercised by two officers (500 shares apiece) at an exercise price of $.25 per share.


6.   INCOME TAXES

     During the nine month period ended March 31, 1998, the Company reduced its income tax provision by approximately $170,000, corresponding to a reduction in valuation allowance applied against the Company's net deferred tax benefit. This reduction reflected the increased likelihood of the Company utilizing its net operating loss carryforward.

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1999

7.   LEASE AGREEMENT

     In March 1997, the Company ("Lessor") leased out approximately 35,000 square feet of its Chatsworth facility. The lease agreement requires monthly base rent at $17,850, with approximately 2 1/2 months free rent and a cost of living increase every 18 months over the initial 62-month term of the lease. Accordingly, the scheduled rent increase in September 1998 incorporated a cost of living increase of approximately 2.4%. The tenant also reimburses the Company for pro-rata utilities, property taxes, and insurance. The lessee has an option to extend the original lease term for an additional 60 months. Rental income under this agreement, net of allocated depreciation and amortized deferred lease costs, amounted to $139,093 and $136,908 for the nine month periods ended March 31, 1999 and March 31, 1998, respectively.

     Additionally, the tenant reimbursed the Company $23,175 in costs incurred in connection with negotiating the lease arrangement, contributed $100,000 toward the Company's cost of constructing improvements to its Chatsworth property, and agreed to loan the Company $288,000 at an annual interest rate of 10% to fund additional improvements. In December 1997, the tenant loaned the Company an additional $130,000 at an annual interest rate of 7% to fund roof repairs. At March 31, 1999 and June 30, 1998, the outstanding aggregate balance remaining on the loans was $275,872 and $344,840, respectively. The loans are being amortized monthly over 5 years (requiring level principal payments currently totaling $7,663), with the monthly payment netted against the lessee's rent (See Note 3).


8.   NEW ACCOUNTING PRONOUNCMENT

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

                           NETWORKS ELECTRONIC CORP.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 March 31, 1999


9.   INVESTMENT BANKER

     Due to the growth trend the Company has established coupled with a probate court order requiring that the largest shareholder of the Company ("The Mihai D. Patrichi Trust", which owns approximately 47% of the Common Stock of the Company) dispose of its interest in the Company. The Board of Directors of the Company has created a Special Committee (the "Committee"), comprised of directors David Wachtel and Glenn Linderman, to retain the services of an investment banking firm and to investigate measures that could enhance shareholder value. In November 1998 the Committee engaged the investment banking firm of The Seidler Companies Incorporated ("TSC") to be exclusive financial advisor to the Committee and to provide certain financial advisory and investment banking services with regard to maximizing the value of the Company's assets in a business transaction. TSC is to be engaged for an initial period of one year and, upon notice from the Committee, for additional six-month extension periods, although the current engagement may be terminated by either the Committee or TSC at any time and for any reason upon a 10 day written notice from one party to the other.

     For purposes of this engagement, a business transaction is generally one in which 50% or more of the outstanding shares of the Company effectively change hands or one in which solely more than 51% of the Trust's current interest in the Company is sold. In these instances, it is anticipated that contractual transaction fees paid to TSC(subject to certain minimums) will range between 2% and 3% of the aggregate consideration paid, depending upon the exact nature of the completed transaction. The Company has paid TSC an initial retainer fee of $25,000, which will be fully credited against the above transaction fees if a business transaction is consummated. Additionally, the Company has agreed to pay TSC a fee of $50,000 if a fairness opinion is rendered by TSC in connection with a registration statement.

                            NETWORKS ELECTRONIC CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1999


10.  SUBSEQUENT EVENT

     The Community Development Commission of the County of Los Angeles (the "CDC") has approved a $650,000 business loan to the Company, the proceeds of which are to be used as working capital. The loan was funded on April 19, 1999 and will be fully amortized over a five-year (60-month) period at a fixed annual interest rate of 7.50%. Monthly payments will approximate $13,025. The loan is to be collateralized by a first security interest in all equipment, and by a junior security interest in all other assets. The Company has agreed to attain certain employment goals in the 36 months following the funding of the loan.

                            NETWORKS ELECTRONIC CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations


Company net sales for the nine months ended March 31, 1999 increased 41% to $6,066,000 from $4,288,000 for the comparable period of the prior year. Bearing Division sales, comprising approximately 51% of the current sales mix, increased by 35% and Ordnance Division sales increased by 49%. Approximately $238,000 of Ordnance Division revenue pertained to re-shipped parts which had been previously paid-for and returned by a customer prior to June 30, 1998. For the quarter ended March 31, 1999, net sales increased by approximately 32% from the comparable period of the prior year.

The Company's backlog of orders increased by 29% when compared to the same period a year earlier. At March 31, 1999 the backlog was approximately $6,200,000 compared to $4,800,000 at March 31, 1998.

Gross profit margins during the nine months ended March 31, 1999 improved to 40.2% from 30.9% for the nine months ended March 31, 1998. For the quarter ended March 31, 1999 gross profit margins improved to 37.7% from 31.7% for the comparable quarter in the previous year. Management believes the margin increases are attributable to both increased sales volume and operational efficiencies brought about through overall organizational improvements. The Bearing Division margins increased by approximately 11 percentage points from the nine months ended March 31, 1998, while the Ordnance Division margins increased by approximately 7 percentage points from the nine month period ended March 31, 1998.

General and administrative expenses increased by 21% (approximately $91,000) compared to the nine month period ended March 31, 1998, while for the quarter ended March 31, 1999 general and administrative expenses increased by 11% when compared to the comparable quarter in the previous year. These increases are due primarily to higher legal and professional fees associated with a number of additional disclosures included in this year's Annual Form 10-K and the engagement of an investment banking firm. The possibility of continued sales growth in the months ahead, along with additional fees to be paid to the investment banking firm (upon consummation of a business transaction) could cause G & A expenses to continue to increase through the remainder of the current fiscal year.

Consistent with the growth trend established by the Company, operating income increased by more than $1,023,000 to $1,911,000, when compared with the nine months ended March 31, 1998. For the quarter ending March 31, 1999 operating income increased by approximately $256,000 to $587,000 from the same period in the previous year.

                           NETWORKS ELECTRONIC CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)


Non-operating income during the nine months ended March 31, 1999 was comparable to the nine months ended March 31, 1998 and should remain so for the foreseeable future. The Company has leased (since March 1997) a portion of its building to another enterprise, bringing in approximately $180,000 annually ($45,000 quarterly) in net rental income through at least March 2002 (the end of the initial lease term).

Interest expense declined by about 16% as compared to the prior year's nine month period ended March 31st, with average aggregate borrowing decreasing by approximately 7%, primarily the result of the pay-off of a $100,000 officer note in October 1998 and the pay-off of a $225,000 loan obligation with a financial institution in March 1999. The effective annual interest rate was approximately 7.01% and 7.76% during the nine months ended March 31, 1999 and March 31, 1998 respectively. The interest rate decline was largely due to a general 0.75% decrease in bank reference rates last fall. Management has recently refinanced its building loan, thereby further reducing its expected future borrowing rate.


Liquidity and Capital Resources

The Company's working capital at March 31, 1999 was $2,425,000 compared to $1,465,000 at June 30, 1998. The $960,000 improvement in working capital was largely the result of net income earned in the nine months ended March 31, 1999 of $1,137,000, plus $126,000 in depreciation and amortization, less $101,000 in capital expenditures, less the net reclassification of approximately $187,000 in debt and pension obligations from long-term to short-term. The short-term operating liquidity is expected to be enhanced by the current growth trend in sales established by the Company, along with the new revolving line-of-credit with expected availability in the range of $1,000,000. This anticipated improvement is expected by the Company to be sufficient to meet the Company's near and mid-term capital requirements, namely, the funding of its pension plan obligation and the maturity of additional debt.

                            NETWORKS ELECTRONIC CORP.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Year 2000 Issue


The Year 2000 readiness issue, which is common to most businesses, arises from the inability of information systems, and other time and date sensitive products and systems, to properly recognize and process date-sensitive information or system failures. Assessments of the potential cost and effects of Year 2000 issues vary significantly among businesses, and it is extremely difficult to predict the actual impact. Recognizing this uncertainty, management has analyzed, assessed and planned for various Year 2000 issues across its businesses.

The Year 2000 issue has an impact on both information technology ("IT") systems and non-IT systems, such as its manufacturing systems and physical facilities including, but not limited to, security systems and utilities. Management believes that a majority of the Company's IT systems are Year 2000 ready. The Company has replaced or upgraded those systems that were identified as non-Year 2000 compliant. Non-IT system issues are more difficult to identify and resolve. The Company has identified non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations.

The Company has completed efforts to ensure Year 2000 readiness of its products and services. The Company has migrated to a Year 2000 compliant Network Operating System, and its key financial, manufacturing and other in-house systems have been vendor certified to be compliant.

The Year 2000 readiness of its customers varies, and the Company is encouraging its customers to evaluate and prepare their own systems. These efforts by customers to address Year 2000 issues may affect the demand for certain products and services; however, the impact to the revenue of any change in revenue patterns is not certain.

The Company in the process of assessing the Year 2000 readiness of its key suppliers and business partners. The Company's direction of this effort is to ensure the adequacy of resources and supplies to minimize any potential business interruptions. Management is in the process of completing this part of its Year 2000 readiness plan.

Although management believes that its efforts have been successful and the total costs will be immaterial (i.e., less than $10,000) to its financial position and results of operations, it recognizes that any failure could cause a potential impact.

                            NETWORKS ELECTRONIC CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Year 2000 Issue (Continued)

The Year 2000 issue presents a number of other risks and uncertainties that could impact the Company, such as public utilities failures, potential claims against it for damages arising from products and services that are not Year 2000 compliant, and the response ability of certain government commissions of the various jurisdictions where the Company conducts business. While the Company continues to believe the Year 2000 issues described above will not materially affect its financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.


Factors That May Affect Future Results and Financial Condition

Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the following factors:

History of Losses; Variability of Operating Results, the Company emerged from bankruptcy protection in November 1994. Despite historical losses, the Company experienced its first operating profit in four years during the year ended June 30, 1995, in the amount of approximately $47,000, and has recorded operating profits during the years ended June 30, 1996, 1997, and 1998 in the amounts of approximately $175,000, $235,000, and $1,326,000, respectively. There can be no assurance that the Company will be profitable in the future or that future revenues and operating results will not also vary substantially. Management has expended and continues to expend substantial time and resources in attempting to resolve problems arising from the Company's past financial condition and to restore confidence in the Company. Although the research and development expenditures of the Company have increased, its financial condition limits its ability to engage in large-scale research and development.

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


Dependence on Key Customers

During the nine-month periods ended March 31, 1999 and 1998, sales to Textron Systems accounted for approximately 23% and 16%, respectively, of the Company's sales. Sales to Eagle Picher Industries accounted for approximately 11% and 15%, respectively, of the Company's sales during these periods. Sales to the Department of Defense constituted approximately 19% of the Company's sales during the nine-month period ended March 31, 1999 and approximately 11% of the Company's sales during the nine-month period ended March 31, 1998. A significant decline in sales to

                            NETWORKS ELECTRONIC CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Factors That May Affect Future Results and Financial Condition (Continued)


Dependence on Key Customers (Continued)

any key customers could adversely affect the Company. Additionally, export sales (denominated in U.S. dollars) accounted for approximately 10% of sales revenue by the Company for both the nine months ended March 31, 1999 and nine months ended March 31, 1998.


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

During the quarter ended March 31, 1999, the Company refinanced a mortgage note payable of approximately $1,525,000 and paid-off a promissory note payable of approximately $225,000 that were both indexed to reference rates. At March 31, 1999, the Company did not have any remaining loan obligations that were subject to variable interest rates.

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

(c) During the three months ended September 30, 1998, the Company issued an aggregate of 1,000 shares of its common stock upon exercise of non-qualified stock options granted to two key employees. The shares (500 each) were issued in exchange for an aggregate of $250 in cash. These shares were acquired for investment and without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under Section 4(2) thereof as transactions not involving a public offering.

     During the three months ended March 31, 1999, the Company issued an aggregate of 1,667 shares of its common stock upon exercise of qualified stock options to two key employees. The shares (1,000 and 667 each) were issued in exchange for an aggregate of $2,634 in cash. These shares were acquired for investment and without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under Section 4(2) thereof as transactions not involving a public offering.


Item 3. Defaults upon Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders

None

                            NETWORKS ELECTRONIC CORP.


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits
       3.1      Articles of Incorporation of the Registrant*
       3.2      By-Laws of the Registrant*
      27.1      Financial Data Schedule

----------
* Incorporated by reference to Registrant's Annual Report on Form-10K for the year ended June 30, 1998.


b.   Reports on Form 8-K:

     There were no reports on Form 8-K filed for the three months ended March 31, 1999.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         NETWORKS ELECTRONIC CORP.
                                         (Registrant)


                                         BY: DAVID WACHTEL
                                             -----------------------------------
                                             DAVID WACHTEL

                                             Chairman of the Board,
                                             Chief Executive Officer,
                                             President, Chief Financial
                                             Officer



Date: May 12, 1999
      -----------------------